Form 10QSB
period 1995-06-30
NAMSCO CORP
filed 1995-08-30
CIK 822373

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to


     Commission file number 0-16371

                            NAMSCO CORPORATION
          (Exact name of registrant as specified in its charter)

               Utah                             87-0430312
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)

         E. 122 Montgomery
         SPOKANE, WA.                           99207
(Address of principal executive offices)     (Zip code)

                            (509)  327-7784
                     (Registrant's telephone number,
                         including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             Yes  X   No

As of July 31, 1995, 4,319,902 shares of common stock were outstanding.

The total number of pages in this form 10-Q is  10  pages.

                     NAMSCO CORPORATION AND SUBSIDIARY


                                Form 10-QSB

                                   INDEX



                 Page Number

Part I.   Financial Information

          Item I.  Financial Statements

                    Consolidated Balance Sheets
                    June 30, 1995 and December 31, 1994
3-4

                    Consolidated Statements of Income
                    for the three month and six month periods

                    ended June 30, 1995 and 1994
5

                    Consolidated Statements of Stockholders'
                    Equity December 31, 1994 and June 30, 1995

                    Consolidated Statement of Cash Flows for the
                    six month periods ended June 30, 1995
                    and 1994
7

                    Notes to Financial Statements
8-13

          Item II.  Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations
14-15

Part II.            Other Information and Signatures
16-17

                     NAMSCO CORPORATION AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS


June 30,December 31,
               ASSETS               1995              1994

Current assets:
   Cash                       $    126,523         $130,182
Accounts receivable                518,548          496,255
   Current portion of net investment
     in sales-type leases        2,179,438        2,078,813
   Current portion of notes
     receivable-Tribute contracts  305,734          449,306
   Inventories                   1,555,867        1,396,474
   Prepaid expense and other        76,061          170,604
                                __________        _________
Total                            4,762,171        4,721,634

Property and Equipment (net)
   Rental equipment              1,282,056        1,120,874
   Operating equipment and
     leasehold improvements      1,945,653        1,952,683

Total                            3,227,709        3,073,557

Other assets
   Non-current portion of net investment
     in sales-type leases       15,090,277       14,395,846
   Non-current portion notes receivable-
     Tribute contracts             167,905          246,796
   Non-current portion of
     term contracts                158,629          217,716
   Notes and advance due from related
     parties                       424,375          424,375


Total                           15,841,186       15,284,733

Total Assets                   $23,831,066      $23,079,924

Notes to the financial statements for the year ended December 31, 1994 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS
                                (Continued)


LIABILITIES AND STOCKHOLDER'S EQUITY

                                  June 30,     December 31,
                                      1995             1994

Current liabilities:
   Accounts payable:
     Trade                     $   754,095       $  663,980
     Reorganization costs          133,757          148,270
   Accrued expenses:
     Payroll & related taxes       350,627          134,230
     Sales commissions             109,441           44,918
     Interest                      336,446          210,002
   Current maturities of
     long-term debt             11,124,953        9,833,911
   Advance rental collections       21,594           42,527


    Total                       12,830,913       11,077,838

Liabilities due after one year:
  Maintenance on Tribute contracts  45,067           60,262
  Long-term debt                 8,891,174        9,305,883
  Advance collections on
    rental accounts                 92,658           62,563
  Deferred income taxes            808,145          923,545

    Total                        9,837,044       10,352,253

Commitments and contingencies

Stockholders' Equity
    Common stock,$.007 par value;
     Authorized, 15,000,000 shares; issued
       and outstanding, 4,319,902
                                    30,240           30,240
    Additional paid-in capital     201,269          201,269
    Retained earnings              931,600        1,418,324

    Total                        1,163,109        1,649,833

Total Liabilities & Equity     $23,831,066      $23,079,924

Notes to the financial statements for the year ended December 31, 1994 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME

                         Three months ended      Six months ended
                               June 30,              June 30,
REVENUES:                    1995      1994       1995      1994

New music installations 2,128,017 1,618,305  3,504,686 2,876,003
Renewal contracts         115,081   115,698    235,883   144,242
Tribute contracts         171,402   236,814    351,599   402,325
Direct sales and other    173,966   170,304    359,751   357,135
Finance                   529,167   401,232  1,060,251   817,722
Service                   132,184   134,291    263,645   269,581
Rental                    132,694   135,368    267,007   237,802
Total                   3,382,511 2,812,012  6,042,822 5,104,810

COSTS AND EXPENSES:
Cost of sales             742,161   679,878  1,328,663 1,446,664
Selling, general and
administrative          1,090,334 1,134,912  2,204,988 1,999,832
Maintenance               229,867   272,665    463,362   476,055
Total                   2,062,362 2,087,455  3,997,013 3,922,551

Income from operations  1,320,149   724,557  2,045,809 1,182,259

Other expense:
Interest                (590,060) (472,271)(1,112,073) (924,846)
Cancellation of sales-
type leases:
Systems replaced with
CD equipment            (914,772) (311,273)(1,200,594) (743,850)
Removed systems         (156,434) (154,817)  (335,266) (196,431)

Total                 (1,661,266) (938,361)(2,647,933) (1,865,127)

Loss before income
taxes                   (341,117) (213,804)  (602,124) (682,868)
Provision for income
taxes                   ( 26,700) ( 74,000)  (115,400) (233,500)

Net loss                (314,417) (139,804)  (486,724) (449,368)

Weighted average common
shares outstanding      4,319,902 4,319,902  4,319,902 4,319,902

Loss per share of
common stock              $ (.07)   $ (.03)   $  (.11)  $  (.07)


Notes to the financial statements for the year ended December 31, 1994 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    December 31, 1994 and June 30, 1995

                                   Common Stock   Additional
                                                    Paid-in
Retained
                                 Shares    Amount   Capital
Earnings

BALANCE, December 31, 1994     4,319,902  $30,240  $201,267
$1,418,324

Net loss for the six months
  ended June 30, 1995               -        -         -
(486,724)

BALANCE, June 30, 1995        4,319,902  $30,240   $201,267
$931,600





Notes to the financial statements for the year ended December 31, 1994 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                       Six Months Ended June 30,

                                        1995              1994


Net cash flow from operating
     activities                       $(244,215)        $ 468,975

Cash flows from investing activities:
  Additions-rental equipment           (324,683)         (131,450)
  Additions-music and
    video libraries                     (72,444)          (38,917)
  Additions-operating equipment         (53,129)             -

      Total                            (450,256)         (170,367)

Cash flows from financing activities:
  Proceeds from sale of contracts     1,553,581           185,403
  Principal payments on funds received
    from sale of contracts             (312,436)         (125,152)
  Proceeds from borrowing                19,065              -
  Payments of long term debt           (569,398)         (332,241)

      Total                             690,812          (271,990)

Increase/(Decrease) in Cash              (3,659)           26,618


Cash at beginning of period             130,182           142,546


Cash at end of period                  $126,523          $169,164









Notes to the financial statements for the year ended December 31, 1993 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY

                       Note to Financial Statements

Note 1- Compliance with terms of Secured Credit Agreement and
Implementation of "standstill period" by Secured Creditor.

The Company is in default under the terms of the credit agreement with a bank. As a result, the entire debt to the bank has been classified as a current liability. The default is related to non-compliance with the provisions for maintaining positive cash flow, timely payment of taxes and a limitation on capital expenditures. The bank has not waived the non-compliance. The Company has made all regularly scheduled payments to the bank.

Due to non-compliance, the secured creditor has continued the "standstill periods" which restrict payments on amounts due on the Senior Convertible Debentures as well as payments to unsecured creditors during the "standstill period". The current "standstill period" expires on November 5, 1995. At that time, no additional "standstill periods" can be implemented and all unsecured creditors, including holders of Senior Convertible Debentures, are entitled to receive payment for all amounts due them on or after that date.

Item II

Management's Discussion and Analysis of Financial Condition and
Results of
Operations

Liquidity and Capital Resources

The Company's primary source of cash flow is from the collection of monthly service fees on the 3,900 (approx) music playback systems, 1,700 (approx) music library agreements and 600 (approx) tribute programs currently in place in funeral homes. Customers have the option of paying cash, financing or leasing new music installations. Lease and sale agreements are sold (discounted) to a finance company to provide the funds to cover the costs associated with installing new music playback systems and tribute programs that are not paid in full at the time of the installation.

The discounted amount realized from the sale of the agreement is approximately the same as the cash sale price for the equipment.

The Company has secured financing from an additional financing source to assure that it will have the financing to continue new installations of its music systems and tribute programs.
Indications are that other sources are available.

Results of Operations

Total revenues are $570,499 for the three months and $938,012 for the six months ended June 30, 1995 or 18% greater than total revenues for the same period of the prior year. The increase is the result of increases in the price of new music installations and the number of renewal agreements for the period. The amount of finance income recognized from the net investment in sales-type leases also increased reflecting the gross increase in the number of new systems installed. A total of 202 new installations were completed in the second quarter of 1995 compared with 134 for the same period in 1994. This resulted in an increase of total installations for the six months ended June 30, 1995 to 336 new music systems compared with 313 systems for the same period of 1994. The increase in revenues from new installations was partially offset by a decline in revenues from renewal agreements. Only 27 expiring lease agreements were renewed during the second quarter of 1995 compared with 41 renewal agreements in the same period of 1994. A total of 60 renewal agreements were completed in the first half of 1995 compared to the renewal of 52 renewals for the same period of 1994. The expiring agreements that are not renewed under term agreements represent customers that continue to be billed as monthly rentals which is reflected in the increase of rental accounts.

The decrease in cost of sales as a percent of new music and tribute installations reflects the change instituted in 1994 to make a less expensive cabinet style available to existing users of tape playback systems that wished to convert to CD playback systems.
The majority of the new CD music installations in the later part of 1994 and during the first six-months of 1995 were the new "conversion" style cabinet that is less expensive to manufacture and less costly to ship. Cost of sales for the second quarter of 1995 is 30% compared to 34% for the same period of 1994 and 32% for the six months ended June 30, 1995 compared with 40% for the same period of 1994.

Selling, general and administrative costs decreased to 32% of gross sales for the second quarter ended June 30, 1995 compared to 40% for the same period of the prior year and 36% for the six months ended June 30, 1995 compared with 39% for the same period of 1994. The increase in costs reflects 1994 audit expenses expensed in 1995 along with an increase in sales expenses. In the month of March, 1995, a total of 117 orders were written for new CD music installations and the commissions due were accrued even though the CD systems were not installed during the month. Also, two sales meetings were held during the first quarter of 1995 to discuss changes in equipment and pricing that was effective March 1, 1995 compared to one sales meeting during the same period of 1994.

Maintenance costs decreased 16% in the second quarter ended June 30, 1995 compared to the same period of the prior year but increased 10% in the six month period. This is primarily attributable to the cost of meetings held in 1995 that were not held in 1994 with service and installation personnel to review installation and service procedures. These costs will not be incurred again during 1995.

Interest expense increased in the second quarter of 1995 by $117,789 over the same period of the prior year and $187,227 for the six months ended June 30, 1994 over the previous year reflecting the increase in debt from the sale of contracts to a finance company. Also, the effective interest rate on funds from the finance company is higher than the interest rate for debt that is being currently reduced.

The book value of replaced systems is charged to other expense in the period the replacement installation is made. The book value for equipment under lease includes the recorded residual value and the present value of future payments that are cancelled at the time of the replacement. The value of rental equipment removed is the undepreciated book value of the rental equipment. The number of tape playback systems replaced by new CD playback systems increased in the second quarter of 1995 over the same period of the prior year. This increase was offset by a reduction in book value of the individual tape systems replaced.

The effect of the above changes resulted in a increase in the net loss during the quarter ended June 30, 1995 of $314,416 compared to a net loss of $139,804 for the same period of the prior year and a net loss of $486,724 for the six months ended June 30, 1995 compared to a net loss of $449,368 for the same period of the prior year.




BALANCE SHEET:  The net investment in sales-type leases increased
$795,056 in the first six months of 1995. This reflects the addition of new lease agreements at rates greater than the expiring or replaced lease agreements. More emphasis has been placed on writing lease agreements with fewer orders for the outright purchase of the CD playback equipment. This has resulted in more leases of equipment for new CD playback installations.

The receivables from tribute contracts declined $222,463 in the first six months of 1995. The decline reflects the expiration of tribute contracts in excess of new contracts added.

Inventories increased $159,393 during the six-months ended June 30, 1995. This reflects the anticipated increase in installations resulting from the new sales orders for installations written in the first half of 1995. A new ready to assemble (RTA) cabinet design was made in March, 1995 and material to build the cabinet was brought in at that time. Cabinets in stock that are being replaced by the new RTA cabinet will be installed before the new RTA cabinet is used.

Total term debt increased $876,334 during the six-months ended June 30, 1995. This reflects the addition of $164,372 to long-term debt for interest due on Senior Convertible Debentures that was set aside by the "standstill period" ending on March 10, 1995 as well as other new borrowings. The new borrowings represent the proceeds from the sale of lease agreements to a finance company.


Part II.  Other Information

Item 3.  Defaults upon Senior Securities

Payment of interest on Senior Convertible Debentures was suspended by the continuation of "standstill periods" invoked by the secured creditor as provided in the Plan of Reorganization. The initial "standstill period" began on March 10, 1994 and has been continued through November 5, 1995. The Plan of Reorganization provides that the suspension of interest payments do not consutitute an "Event of Default" and as of this date, no other "Event of Default" has occured.

                           Opinion of Management


The balance sheet as of June 30, 1995 and the related statements of income, changes in stockholders' equity and cash flows for the three month periods and six month periods ended June 30, 1995 and 1994 are unaudited. In the opinion of Management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest 10-KSB filing with the SEC. A copy of the form 10-KSB can be obtained by contacting the corporate office and requesting a copy.



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date  August 15, 1995       /s/ Merrill P. Womach

                            Merrill P. Womach
                            President and Chief Executive Officer
                            Acting Secretary and Treasurer

                            (Principal Executive Officer)