Form 10QSB/A
period 1995-03-31
NAMSCO CORP
filed 1995-08-31
CIK 822373

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 1995, 4,319,902 shares of common stock were outstanding.

The total number of pages in this form 10-Q is  10  pages.

                     NAMSCO CORPORATION AND SUBSIDIARY


                                Form 10-QSB

                                   INDEX



                 Page Number

Part I.   Financial Information

          Item I.  Financial Statements

                    Consolidated Balance Sheets
                    March 31, 1995 and December 31, 1994     3-4

                    Consolidated Statements of Income
                    for the three month periods ended
                    March 31, 1995 and 1994                   5

                    Consolidated Statements of Stockholders'
                    Equity
                    December 31, 1994 and March 31, 1995      6

                    Consolidated Statement of Cash Flows for the
                    three month periods ended March 31, 1995
                    and 1994                                  7

                    Notes to Financial Statements            8-13

          Item II.  Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                              14-15

Part II.  Other Information and Signatures                  16-17

                     NAMSCO CORPORATION AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS


                                 March 31,         December 31,
               ASSETS               1995              1994

Current assets:
   Cash                       $    156,555       $  130,182
   Accounts receivable             465,067          496,255
   Current portion of net investment
     in sales-type leases        2,115,429        2,078,813
   Current portion of notes
     receivable-Tribute contracts  379,290          449,306
   Inventories                   1,459,430        1,396,474
   Prepaid expense and other       120,769          170,604
                                __________        _________

Total 4,696,540                  4,721,634

Property and Equipment (net)
   Rental equipment              1,199,852        1,120,874
   Operating equipment and
     leasehold improvements      1,946,014        1,952,683


Total                            3,145,866        3,073,557

Other assets
   Non-current portion of net investment
     in sales-type leases       14,598,834       14,395,846
   Non-current portion notes receivable-
     Tribute contracts             208,301          246,796
   Non-current portion of
     term contracts                192,190          217,716
   Notes and advance due from related
     parties                       424,375          424,375


Total                           15,423,700       15,284,733

Total Assets                   $23,266,106      $23,079,924










Notes to the financial statements for the year ended December 31, 1994 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS
                                (Continued)


                                     March 31,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY  1995            1994

Current liabilities:
   Accounts payable:
     Trade                     $   688,703       $  663,980
     Reorganization costs          148,270          148,270
   Accrued expenses:
     Payroll & related taxes       137,866          134,230
     Sales commissions             100,348           44,918
     Interest                      201,135          210,002
   Current maturities of
     long-term debt              9,997,308        9,833,911
   Advance rental collections       29,412           42,527


    Total                       11,303,042       11,077,838

Liabilities due after one year:
  Maintenance on Tribute contracts  63,825           60,262
  Long-term debt                 9,460,658        9,305,883
  Advance collections on
    rental accounts                126,210           62,564
  Deferred income taxes            834,845          923,545

    Total                       10,485,538       10,352,253

Commitments and contingencies

Stockholders' Equity
    Common stock,$.007 par value;
     Authorized, 15,000,000 shares; issued
       and outstanding, 4,319,902   30,240           30,240
    Additional paid-in capital     201,269          201,269
    Retained earnings            1,246,016        1,418,324

    Total                        1,477,526        1,649,833

Total Liabilities & Equity     $23,266,106      $23,079,924










Notes to the financial statements for the year ended December 31, 1994 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF INCOME

                                Three months ended March 31,
Revenues:                           1995             1994
  New music installations      $ 1,376,669      $ 1,257,698
  Renewal contracts                120,802           28,544
  Tribute contracts                180,197          165,511
  Direct sales and other           188,067          186,831
  Finance                          531,084          416,490
  Service                          131,461          135,290
  Rental                           132,031          102,434

      Total                      2,660,311        2,292,798

Costs and Expenses:
  Cost of sales                    586,501          674,967
  Selling, general and
    administrative               1,114,654          864,920
  Maintenance                      233,496          205,390

      Total                      1,934,651        1,745,277

Income from operations             725,660          547,521

Other expense:
  Interest                         522,013          452,576
  Cancellation of sales-type leases
    Systems replaced with
      CD equipment                 285,822          432,577
    Removed systems                178,833          131,433

      Total                        986,668        1,016,586

Loss before income taxes         (261,008)        (469,065)

Provision for income taxes        (88,700)        (159,500)

Net loss                       $ (172,308)      $ (309,565)

Weighted average common
  shares outstanding             4,319,902        4,319,902

Loss per share of common stock     $ (.04)          $ (.07)








Notes to the financial statements for the year ended December 31, 1994 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   December 31, 1994 and March 31, 1995

                                   Common Stock   Additional
                                                   Paid-in    Retained
                                 Shares    Amount  Capital    Earnings

BALANCE, December 31, 1994     4,319,902  $30,240  $201,267  $1,418,324

Net loss for the three months
  ended March 31, 1995              -        -         -      (172,308)

BALANCE, March 31, 1995        4,319,902  $30,240  $201,267  $1,246,016







































Notes to the financial statements for the year ended December 31, 1994 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 Three Months Ended March 31,
                                    1995              1994

Net cash flow from operating
     activities                  $ 84,759          $468,975

Cash flows from investing activities:
  Additions-rental equipment     (141,978)        (131,450)
  Additions-music and
    video libraries               (36,111)         (38,917)
  Additions-operating equipment   (23,522)            -

      Total                      (201,611)        (170,367)

Cash flows from financing activities:
  Proceeds from sale of contracts 593,194          185,403
  Principal payments on funds received
    from sale of contracts       (145,072)        (125,152)
  Proceeds from borrowing          19,065             -
  Payments of long term debt     (323,962)        (332,241)

      Total                       143,225         (271,990)

Increase in cash                   26,373           26,618

Cash at beginning of period       130,182          142,546

Cash at end of period            $156,555         $169,164





















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

Due to non-compliance, the secured creditor has continued the "standstill periods" which restrict payments on amounts due on the Senior Convertible Debentures as well as payments to unsecured creditors during the "standstill period". The current "standstill period" expires on July 8, 1995 and it is not determinable if additional "standstill periods" will be implemented.

Item II

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company's primary source of cash flow is from the collection of monthly service fees on the 3,900 (approx) music playback systems, 1,700 (approx) music library agreements and 700 (approx) tribute programs currently in place in funeral homes. Customers have the option of paying cash, financing or leasing new music installations. Lease and sale agreements are sold (discounted) to a finance company to provide the funds to cover the costs associated with installing new music playback systems and tribute programs that are not paid in full at the time of the installation. The discounted amount realized from the sale of the agreement is approximately the same as the cash sale price for the equipment.

The Company has been in contact with additional financing sources to assure that it will have the financing to continue new installations of its music systems and tribute programs. Indications are that other sources are available.


Results of Operations

Total revenues for the quarter ended March 31, 1995 are $367,513 or 16% greater than total revenues for the same period of the prior year. The increase is the result of increases in the price of new music installations and the number of renewal agreements for the period. The amount of finance income recognized from the net investment in sales-type leases also increased reflecting the gross increase in the number of new systems installed. A total of 134 new installations were completed in the first quarter of 1995 and 1994. A total of 33 renewal agreements were completed in the first quarter of 1995 compared to the renewal of 10 expiring lease agreements in 1994. The expiring agreements that are not renewed under term agreements represent customers that continue to be billed as monthly rentals which is reflected in the increase of rental accounts.

The decrease in cost of sales as a percent of new music and tribute installations reflects the change instituted in 1994 to make a less expensive cabinet style available to existing users of tape playback systems that wished to convert to CD playback systems. The majority of the new CD music installations in the later part of 1994 and during the first quarter of 1995 were the new "conversion" style cabinet that is less expensive to manufacture and less costly to ship. Cost of sales for the first quarter of 1995 is 34% for 1995 compared to 41% for the same period of 1994 with the same number of new installations.

Selling, general and administrative costs increased to 41% of gross sales for the first quarter ended March 31, 1995 compared to 36% for the same period of the prior year. The increase in costs reflects 1994 audit expenses expensed in 1995 along with an increase in sales expenses. In the month of March, 1995, a total of 117 orders were written for new CD music installations and the commissions due were accrued even though the CD systems were not installed during the month. Also, two sales meetings were held during the first quarter of 1995 to discuss changes in equipment and pricing that was effective March 1, 1995 compared to one sales meeting during the same period of 1994.


Maintenance costs increased 14% in the first quarter ended March 31, 1995 compared to the same period of the prior year. The increase is primarily attributable to the cost of meetings held in 1995 that were not held in 1994 with service and installation personnel to review installation and service procedures. These costs will not be incurred again during 1995.

Interest expense increased in the first quarter of 1995 by $30,563 over the same period of the prior year reflecting the increase in debt from the sale of contracts to a finance company. Also, the effective interest rate on funds from the finance company is higher than the interest rate for debt that is being currently reduced.

The book value of replaced systems is charged to other expense in the period the replacement installation is made. The book value for equipment under lease includes the recorded residual value and the present value of future payments that are cancelled at the time of the replacement. The value of rental equipment removed is the undepreciated book value of the rental equipment. The number of tape playback systems replaced by new CD playback systems increased in the first quarter of 1995 over the same period of the prior year. This increase was offset by a reduction in book value of the individual tape systems replaced.

The book value of removed systems charged to operations are made up of the same costs as replaced systems. During the first quarter ended March 31, 1955, the number of removed systems increased to 74 tape playback systems from 59 systems for the same period of the prior year, and increase of 25%.

The effect of the above changes resulted in a decrease in the net loss during the quarter ended March 31, 1995 compared to the net loss for the same period of the prior year.


Balance Sheet

The net investment in sales-type leases increased $239,604 in the first quarter of 1995. This reflects the addition of new lease agreements at rates greater than the expiring or replaced lease agreements. More emphasis has been placed on writing lease agreements with fewer orders for the outright purchase of the CD playback equipment. This has resulted in more leases of equipment for new CD playback installations.

The receivables from tribute contracts declined $108,511 in the first quarter of 1995. The decline reflects the expiration of tribute contracts in excess of new contracts added.

Inventories increased $62,956 during the quarter ended March 31, 1995. This reflects the anticipated increase in installations resulting from the new sales orders for 117 installations written in the month of March, 1995. A new ready to assemble (RTA) cabinet design was made in March, 1995 and material to build the cabinet was brought in at that time. Cabinets in stock that are being replaced by the new RTA cabinet will be installed before the new RTA cabinet is used.

Total term debt increased $318,172 during the quarter ended March 31, 1995. This reflects the addition of $164,372 to long-term debt for interest due on Senior Convertible Debentures that was set aside by the "standstill period" ending on March 10, 1995 as well as other new borrowings. The new borrowings represent the proceeds from the sale of lease agreements to a finance company.


Part II.  Other Information

Item 3.  Defaults upon Senior Securities

         Payment of interest on Senior Convertible Debentures was suspended by the continuation of "standstill periods" invoked by the secured creditor as provided in the Plan of Reorganization. The initial "standstill period" began on March 10, 1994 and has been continued through July 8, 1995. The Plan of Reorganization provides that the suspension of interest payments do not consutitute an "Event of Default" and as of this date, no other "Event of Default" has occured.



                           Opinion of Management



The balance sheet as of March 31, 1995 and the related statements of income, changes in stockholders' equity and cash flows for the three month periods ended March 31, 1995 and 1994 are unaudited. In the opinion of Management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest 10-KSB filing with the SEC. A copy of the form 10-KSB can be obtained by contacting the corporate office and requesting a copy.




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date  May 11, 1995                       /s/ Merrill P. Womach

                                         Merrill P. Womach
                                         President and Chief Executive Officer
                                         Acting Secretary and Treasurer
                                         (Principal Executive Officer)