Form 10QSB
period 1995-09-30
NAMSCO CORP
filed 1995-12-27
CIK 822373

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                          FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1995
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
     For the transition period from               to
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

As of October 31, 1995, 4,319,902 shares of common stock were outstanding.

The total number of pages in this form 10-Q is  12  pages.

                NAMSCO CORPORATION AND SUBSIDIARY


                           Form 10-QSB

                              INDEX



                 Page Number

Part I.   Financial Information

          Item I.  Financial Statements

                    Consolidated Balance Sheets
                    September 30, 1995 and December 31, 1994 3-4

                    Consolidated Statements of Income
                    for the three month and nine month periods
                    ended September 30, 1995 and 1994        5

                    Consolidated Statements of Stockholders'
                    Equity December 31, 1994 and September 30, 1995



                    Consolidated Statement of Cash Flows for the
                    nine month periods ended September 30, 1995
                    and 1994                             7

                    Notes to Financial Statements        8-13

          Item II.  Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                           14-15

Part II.            Other Information and Signatures     16-17

                NAMSCO CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS


                                 September 30,   December 31,
               ASSETS                1995             1994

Current assets:
   Cash                        $     54,579         $130,182
Accounts receivable                 537,340          496,255
   Current portion of net investment
     in sales-type leases         2,244,219        2,078,813
   Current portion of notes
     receivable-Tribute contracts   263,997          449,306
   Inventories                    1,603,328        1,396,474
   Prepaid expense and other         17,305          170,604
                                 __________        _________


Total                             4,720,768        4,721,634

Property and Equipment (net)
   Rental equipment               1,289,272        1,120,874
   Operating equipment and
     leasehold improvements       2,087,983        1,952,683


Total                             3,377,255        3,073,557

Other assets
   Non-current portion of net investment
     in sales-type leases        15,538,818       14,395,846
   Non-current portion notes receivable-
     Tribute contracts              144,984          246,796
   Non-current portion of
     term contracts                 148,379          217,716
   Notes and advance due from related
     parties                        424,375          424,375


Total                            16,256,556       15,284,733

Total Assets                    $24,354,579      $23,079,924


Notes to the financial statements for the year ended December 31, 1994 should be read in conjunction with these interim financial statements and are not repeated here.

                NAMSCO CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                           (Continued)


                                September 30,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY   1995          1994

Current liabilities:
   Accounts payable:
     Trade                      $   772,905       $  663,980
     Reorganization costs           133,757          148,270
   Accrued expenses:
     Payroll & related taxes        464,878          134,230
     Sales commissions              110,480           44,918
     Interest                       305,313          210,002
   Current maturities of
     long-term debt              10,548,630        9,833,911
   Advance rental collections        13,919           42,527


    Total                        12,349,882       11,077,838

Liabilities due after one year:
  Maintenance on Tribute contracts   45,067           60,262
  Long-term debt                 10,163,733        9,305,883
  Advance collections on
    rental accounts                  59,725           62,563
  Deferred income taxes             720,145          923,545

    Total                        10,988,670       10,352,253

Commitments and contingencies

Stockholders' Equity
    Common stock,$.007 par value;
     Authorized, 15,000,000 shares; issued
       and outstanding, 4,319,902    30,240           30,240
    Additional paid-in capital      201,269          201,269
    Retained earnings               784,518        1,418,324

    Total                         1,016,027        1,649,833

Total Liabilities & Equity      $24,354,579      $23,079,924


Notes to the financial statements for the year ended December 31, 1994 should be read in conjunction with these interim financial statements and are not repeated here.

                NAMSCO CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME

                           Three months ended    Nine months ended
                                September 30,    September 30,
Revenues:                       1995      1994      1995      1994
New music installations    1,546,142 1,764,550 5,050,828 4,640,553
Renewal contracts             73,075    54,990   308,958   199,231
Tribute contracts            182,900   152,514   534,499   554,839
Direct sales and other       173,670   244,573   533,421   601,708
Finance                      547,677   418,658 1,607,928 1,236,380
Service                      139,236   132,860   401,667   402,441
Rental                       125,414   134,192   393,635   371,994

      Total                2,788,114 2,902,337 8,830,936 8,007,146

Costs and Expenses:
  Cost of sales              532,461   736,377 1,861,123 2,181,041
  Selling, general and
    administrative         1,202,050   964,859 3,407,038 2,964,690
  Maintenance                157,474   222,032   620,836   700,087

      Total                1,891,985 1,923,268 5,888,997 5,845,818

Income from operations       896,129   979,069 2,941,939 2,161,328

Other expense:
  Interest                 (552,714)(483,886)(1,664,788)(1,408,730)
  Cancellation of sales-
   type leases:
     Systems replaced with
       CD equipment       (358,912)(422,668)(1,559,506)(1,166,518)
    Removed systems       (219,585)(137,898)  (554,851)  (334,328)

      Total           (1,131,211)(1,044,452)(3,779,145)(2,909,576)

Loss before income
  taxes                 (235,082)  ( 65,383)  (837,206)  (748,248)
Provision for income
   taxes                ( 88,000)  ( 20,100)  (203,400)  (253,600)

Net loss              $ (147,082)$ ( 45,283) $(633,806)$ (494,648)

Weighted average common
  shares outstanding    4,319,902  4,319,902  4,319,902  4,319,902

Loss per share of
  common stock         $ (.03)   $ (.01)   $  (.15)    $  (.11)

Notes to the financial statements for the year ended December 31, 1994 should be read in conjunction with these interim financial statements and are not repeated here.

                NAMSCO CORPORATION AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            December 31, 1994 and September 30, 1995

                        Common Stock       Additional
                                              Paid-in   Retained
                              Shares  Amount  Capital   Earnings

BALANCE, December 31, 1994 4,319,902 $30,240 $201,269 $1,418,324

Net loss for the nine months
  ended September 30, 1995        -       -    -       (633,806)

BALANCE, September 30,1995 4,319,902 $30,240 $201,269   $784,518






























Notes to the financial statements for the year ended December 31, 1994 should be read in conjunction with these interim financial statements and are not repeated here.

                NAMSCO CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                         Nine Months Ended September 30,
                                     1995             1994

Net cash flow from operating
     activities                  $(313,774)        $ 994,747

Cash flows from investing activities:
  Additions-rental equipment      (441,398)        (413,412)
  Additions-music and
    video libraries               (115,063)        (135,869)
  Additions-operating equipment   (219,142)         (99,577)

      Total                       (775,603)        (648,858)

Cash flows from financing activities:
  Proceeds from sale of contracts
                                  2,383,356          434,625
  Principal payments on funds received
    from sale of contracts        (690,493)        (246,318)
  Proceeds from borrowing          175,228          105,245
  Payments of long term debt      (854,316)        (718,786)

      Total                      1,013,775         (425,232)

Increase/(Decrease) in Cash        (75,603)         (79,343)

Cash at beginning of period        130,182          142,546

Cash at end of period             $ 54,579         $ 63,203


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

Results of Operations

Total revenues are $114,223 less for the three months and $823,790 for the nine months ended September 30, 1995 or 4% decrease for three months but 10% greater than total revenues for the same period of the prior year. The increase is the result of increases in the price of new music installations and the number of renewal agreements for the period. The amount of finance income recognized from the net investment in sales-type leases also increased reflecting the gross increase in the number of new systems installed. A total of 92 new installations were completed in the third quarter of 1995 compared with 159 for the same period in 1994. This resulted in an increase of total installations for the nine months ended September 30, 1995 to 428 new music systems compared with 336 systems for the same period of 1994. The decline in revenues from new installations was partially offset by a increase in revenues from renewal agreements. 94 expiring lease agreements were renewed during the three quarters of 1995 compared with 68 renewal agreements in the same period of 1994. The expiring agreements that are not renewed under term agreements represent customers that continue to be billed as monthly rentals which is reflected in the increase of rental accounts.

The decrease in cost of sales as a percent of new music and tribute installations reflects the change instituted in 1994 to make a less expensive cabinet style available to existing users of tape playback systems that wished to convert to CD playback systems.
The majority of the new CD music installations in the later part of 1994 and during the first nine-months of 1995 were the new "conversion" style cabinet that is less expensive to manufacture and less costly to ship. Cost of sales for the third quarter of 1995 is 33% compared to 38% for the same period of 1994 and 33% for the nine months ended September 30, 1995 compared with 42% for the same period of 1994.

Selling, general and administrative costs increased to 43% of gross sales for the third quarter ended September 30, 1995 compared to 39% for the same period of the prior year and 39% for the nine months ended September 30, 1995 compared with 37% for the same period of 1994. The increase in costs reflects 1994 audit expenses paid in 1995 along with an increase in sales expenses. In the month of March, 1995, a total of 117 orders were written for new CD music installations and the commissions due were accrued even though the CD systems were not installed during the month. Also, two sales meetings were held during the first quarter of 1995 to discuss changes in equipment and pricing that was effective March 1, 1995 compared to one sales meeting during the same period of 1994.

Maintenance costs decreased 8% in the third quarter ended September 30, 1995 compared to the same period of the prior year and increased 11% in the nine month period. This is primarily attributable to the cost of meetings held in 1995 that were not held in 1994 with service and installation personnel to review installation and service procedures. These costs will not be incurred again during 1995.

Interest expense increased in the third quarter of 1995 by $66,828 over the same period of the prior year and $256,058 for the nine months ended September 30, 1995 over the previous year reflecting the increase in debt from the sale of contracts to a finance company. Also, the effective interest rate on funds from the finance company is higher than the interest rate for debt that is being currently reduced.

The book value of replaced systems is charged to other expense in the period the replacement installation is made. The book value for equipment under lease includes the recorded residual value and the present value of future payments that are cancelled at the time of the replacement. The value of rental equipment removed is the undepreciated book value of the rental equipment. The number of tape playback systems replaced by new CD playback systems decreased in the third quarter of 1995 over the same period of the prior year but still show an increase on a year to date basis.
This increase was offset by a reduction in book value of the individual tape systems replaced.

The effect of the above changes resulted in an increase in the net loss during the quarter ended September 30, 1995 of $147,082 compared to a net loss of $45,283 for the same period of the prior year and a net loss of $633,806 for the nine months ended September 30, 1995 compared to a net loss of $494,648 for the same period of the prior year.

BALANCE SHEET:   The net investment in sales-type leases increased
$1,142,972 in the first nine months of 1995. This reflects the addition of new lease agreements at rates greater than the expiring or replaced lease agreements. More emphasis has been placed on writing lease agreements with fewer orders for the outright purchase of the CD playback equipment. This has resulted in more leases of equipment for new CD playback installations.

The receivables from tribute contracts declined $287,121 in the first nine months of 1995. The decline reflects the expiration of tribute contracts in excess of new contracts added.

Inventories increased $206,854 during the nine-months ended September 30, 1995. This reflects the anticipated increase in installations resulting from the new sales orders for installations written in the first three-quarters of 1995. A new ready to assemble (RTA) cabinet design was made in March, 1995 and material to build the cabinet was brought in at that time. Cabinets in stock that are being replaced by the new RTA cabinet will be installed before the new RTA cabinet is used.

Total term debt increased $636,417 during the nine-months ended
September 30, 1995 but decreased $239,917 during the third quarter.

This reflects the addition of $164,372 to long-term debt for interest due on Senior Convertible Debentures that was set aside by the "standstill period" ending on March 10, 1995 as well as other new borrowing. The new borrowing represent the proceeds from the sale of lease agreements to a finance company.


Part II.  Other Information

Item 3.  Defaults upon Senior Securities

Payment of interest on Senior Convertible Debentures was suspended by the continuation of "standstill periods" invoked by the secured creditor as provided in the Plan of Reorganization. The initial "standstill period" began on March 10, 1994 and has been continued through November 5, 1995. The Plan of Reorganization provides that the suspension of interest payments do not constitute an "Event of Default" and as of this date, no other "Event of Default" has occurred.

                      Opinion of Management

The balance sheet as of September 30, 1995 and the related statements of income, changes in stockholders' equity and cash flows for the three month periods and nine month periods ended September 30, 1995 and 1994 are unaudited. In the opinion of Management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest 10-KSB filing with the SEC. A copy of the form 10-KSB can be obtained by contacting the corporate office and requesting a copy.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date  November 15, 1995                       /s/ Merrill P. Womach



                                         Merrill P. Womach
                                         President and Chief
Executive Officer
                                         Acting Secretary and
Treasurer
                                         (Principal Executive
Officer)