Form 10KSB
period 1995-12-31
NAMSCO CORP
filed 1996-11-12
CIK 822373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C. 20549
                            FORM 10-KSB

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995
                                OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to___________

Commission file number 0-16371

NAMSCO CORPORATION
(Exact name of registrant as specified in its charter)

       UTAH                             87-0430312
(State or other jurisdiction of         (IRS Employer
incorporation or organization)          Identification No.)

East 122 Montgomery
Spokane, Washington                                     99205
(Address of principal                                  (Zip Code)
executive offices)

Registrants telephone number, including area code: 509-327-7784

Securities registered pursuant to Section 12(b) of the Act:
Subordinated Notes, Due 2003
Senior Subordinated Convertible Debentures, Due 2003

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.007
                  _________________________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for at least the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

Issuer's revenues for its most recent fiscal year:  $12,493,610

The aggregate market value of the voting stock of the registrant held by non-affiliates cannot be readily determined because there is no established public trading for such stock.

Shares outstanding as of October 1, 1996:  4,319,902

Page 1 of 33 pages
                                       Exhibit index appears on
page 9 NAMSCO CORPORATION

FORM 10-KSB
Year Ended December 31, 1995

INDEX

PART I

 Item
Number                                                 Page
Item 1.  Description of Business......................   1

Item 2.  Properties...................................   4

Item 3.  Legal Proceedings............................   4

Item 4.  Submission of Matters to a Vote of
         Security Holders.............................   4

PART II
Item 5.  Market Price of the Company's Common Stock
         and Related Stockholder Matters..............   4

Item 6.  Managements Discussion & Analysis of Financial
         Condition and Plan of Operations.............   5

Item 7.  Financial Statements and Supplementary Data..  10

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures......  10

PART III
Item 9.  Director, Executive Officers and Control


 Persons; Compliance with Section  16(a)


 of the Exchange Act .........................  10

Item 10. Executive Compensation.......................  11

Item 11. Security Ownership of Certain Beneficial
         Owners and Management........................  11

Item 12. Certain Relationships and Related
         Transactions.................................  12

PART IV
Item 13. Exhibits and Reports on Form 8-K.............  12

   Signatures.........................................  35

PART I

Item 1  Description of Business
Chapter 11 Bankruptcy Proceedings

In December 1991, NAMSCO Corporation (the "registrant" or "Company") and National Music Service, Inc., its wholly owned subsidiary, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Eastern District of Washington, in Spokane, Washington, under case numbers 91-03932-K11 and 91-0390-K11, respectively. The Company operated its business as a "debtor-in-possession" until August 2, 1993, "the Effective Date" of the Plan of Reorganization approved by the Bankruptcy Court.

The Plan of Reorganization was approved by the Bankruptcy Court on July 22, 1993 and provides for the payment in full of all obligations of the Company, although at altered terms, and retention by all equity holders of their common stock ownership in the Company. Certain creditors elected to accept less than the recorded amount of their obligation by receiving a lump sum payment of $400 at confirmation of the Plan which resulted in a gain of $80,000. Principal provisions of the Plan are as follows:

*The secured creditor retained its security interest in essentially all assets of the Company and agreed to repayment of the loan balance over a ten year period with interest at 11.5% (see Item 6, Management's Discussion and Analysis of Financial Condition and Plan of Operations).
Under certain conditions relating to the Company's liquidity, the secured creditor may impose standstill periods whereby payments to unsecured creditors can be suspended through November, 1995. These standstill periods were imposed by the secured creditor and the last standstill period ended on November 6, 1995.

*Senior Convertible Debentures, due July 1, 2003, were issued to replace 13.5% Senior Convertible Debentures, due 1997. Interest accrues beginning on the Effective Date at 8% and increasing 1% per year beginning January 1, 1994 to a maximum rate of 11.5%. Any unpaid interest resulting from the standstill periods imposed by the secured creditor will be added to the principal balance of the Senior Convertible Debentures. Interest due subsequent to the end of the last standstill period is payable monthly. The principal balance of the Debentures is due no later than August 2, 2003 with earlier repayment if the Company achieves certain operational goals. The Debentures can be converted at the option of the debenture holder to common stock with the first $1,000,000 converted at $2.00 per share and remaining conversions at $2.50 per share. All interest payments due after the end of the last standstill period have not been made which constitutes an event of default under the Plan of Reorganization.

*Subordinated Notes (original 14% Notes due 1998) and certain other subordinated debt will receive no payments until the secured debt is repaid and Senior Convertible Debentures are also paid in full. Interest will accrue on subordinated debt at the same rate as the Senior Convertible Debentures but will not be paid until the above creditors are paid in full.

*Unsecured trade creditors were to be paid over a period of five years, beginning in 1994, or upon the end of the last standstill period invoked by the secured lender, with interest at 8%. No payments were made in 1995 or 1994 due to the imposition of "standstill periods" by the secured creditor as provided in the Plan and no payments were made subsequent to the end of the last standstill period which constitutes an event of default under the Plan of Reorganization.

*Unsecured priority taxes are to be paid over the statutory term allowed which ranges from 48 to 72 months. Payments were made in 1993 on claims that were accepted. No payments were made in 1995 or 1994 due to the imposition of "standstill periods" by the secured creditor as provided in the plan. Claims that were rejected are being resolved and payments will commence on resolution of the amounts due. No payments were made subsequent to the end of the last standstill period which constitutes an event of default under the Plan of Reorganization.

Background

On January 15, 1986 the Company was incorporated under the name of Sugar Bush, Inc. in the state of Utah. In September, 1986 the Company acquired all the outstanding shares of National Music Service, Incorporated, a Washington corporation located in Spokane, Washington which was formed in 1958, and which became the Company's sole operating subsidiary. At or about the time of the acquisition, the Company changed its name to National Music Service, Inc., essentially the same name as its subsidiary. In August, 1987, the Company changed its name to NAMSCO Corporation. Since all Company operations are performed by the Company's wholly-owned subsidiary, National Music Service, Incorporated, all references to business activities of the Company necessarily imply such activity is performed by National Music Service, Incorporated.

Nature of Business

The Company, through its operating subsidiary, is engaged in the manufacture and distribution of music playback systems and recorded music for funeral homes, mausoleums, churches, hospitals and other similar institutions. The music systems can be expanded to allow for the simultaneous playing of different music in up to six locations throughout the funeral home with the addition of a product called a Music Distribution Control Center. A video tribute tape that combines background music with a progression of scenery interspersed with pictures of the deceased or others being honored is being marketed as a separate product.

Prior to October 1992, the music system installations used audio tape playback equipment and were generally provided under lease agreements. In October, 1992, the Company began installing playback equipment with compact disc (CD) technology and essentially all installations since that time have used CD equipment. The music systems are provided to customers under sale agreements (cash payment or installment terms) or non-cancelable lease contracts. Systems provided under sale agreements are accompanied by service agreements for the music library portion of the installation. Since inception in 1958, the Company has installed a total of 8,018 music systems and at December 31, 1995 was servicing 5,459 music systems, tribute contracts and rental installations.

The Company manufactures all of its own musical playback equipment and utilizes approximately 11,700 square feet of the corporate office building in Spokane, Washington. Present production is based on 55 new music units per month which represents approximately 40% of the established peak capacity. Due to the development of jigs and related manufacturing aids over the years, Management estimates the Company could produce 120 units per month out of present facilities by increasing the work force to accommodate three eight hour shifts.

Supplies and sources of manufacturing materials and component parts are standard throughout the cabinet making and electronic industries and the Company does not now experience, nor does it expect to experience, a shortage of any of the raw materials or supplies it uses in the manufacturing process.

In addition to leased music systems, the Company introduced a new product in 1989 called Tribute Programs. This product is a six-minute video presentation of a person's life which incorporates 15-16 pictures provided by the family which are interspersed among moving background scenes of the locale chosen by the family to be the most appropriate, all of which is accompanied with beautiful background music. In addition, the family can choose solo music selections to be incorporated on the tape from the Company's music library.

Subsequent to the introduction of the Tribute Program, the Company developed another video product called a "Personal Video Album". These albums help to preserve the special memories of the events and achievements in an individuals lifetime. To date, the Company has developed ten of the Personal Video Albums covering events and achievements such as weddings, graduations, anniversaries, retirements, etc. The Personal Video Albums are similar to the Tribute Program as the manufacturing process is nearly identical. Therefore the Company is able to more fully utilize their production facilities and hopes to be able to realize income from the much larger consumer market. In addition, funeral directors who are already using the Tribute Program are starting to use the Personal Video Albums as a public relations tool in increasing exposure in their communities.

During 1990, the Company introduced another new electronic product called a Music Distribution Control Center. This unit was designed as a complimentary product to the standard music equipment manufactured by the Company, as it serves to enhance the utilization of recorded music by larger funeral homes. It provides homes the ability to play different types of music in various areas of the funeral home simultaneously. The new unit not only utilizes the latest electronic component technologies, but incorporates the Company's CD technology as well.

For the year ended December 31, 1995 the Company installed a total of 632 new music systems in funeral homes for a monthly average of 53 units, and was able to effect 59 Tribute Program contracts. In addition, the Company installed 46 new Music Distribution Control Centers during the year, bringing the total installed units to 446. The Company renewed 124 expiring music system contracts while 95 became rentals and 244 music system units were removed.

Employees

The Company employs a total of 71 individuals, consisting of 4 executives (including 1 officer), 24 administrative staff persons, 8 salespersons, 15 field technicians, and 20 manufacturing personnel.

Competition

Management is aware of two other vendors providing recorded music to funeral homes and considers competition from these vendors to be minor. While any vendor of CDs may be technically a competitor, Management is unaware of any company which expressly claims to provide music to funeral homes and which has an equivalent number of accounts or renders the quality and degree of services provided by the Company.

Since the introduction of the Tribute Program, several competitors have emerged claiming to provide a similar product to the funeral industry. However, in order to protect the Company's unique process of producing the Tribute Programs, a patent was obtained in 1993. To Management's knowledge, there are no major competitors providing videos on a sustaining basis that would indicate any significant competition for the Tribute Program.

Although Management cannot determine with certainty its share of the market relative to its competitors, according to industry sources there are approximately 22,500 funeral homes in the United States and Canada, of which the Company serves or has sold or leased its equipment to over 8,000.

Item 2  Properties

The Company's subsidiary, National Music Service, Incorporated, leases an aggregate of 29,341 square feet of executive, administrative, and light manufacturing space from Merrill P. Womach and Virginia R. Womach. Merrill Womach is the President and founder of the Company's subsidiary, National Music Service, Inc. and is the Company's largest single shareholder. The lease agreement was originally for a 10-year term commencing on October 15, 1980. The lease was extended through October 15, 2001. Currently the base rent is $8,972 per month or about $3.87 per square foot.

In addition, the Company leases 10,000 square feet of additional video manufacturing and storage space directly adjacent to the
Company's main office from a minority stockholder.   The original
lease has been extended through August 31, 1999 by amendment dated May 5, 1994. The rent is currently $3,813 per month (about $3.81 per square foot) through September 1, 1996 at which time it increases to $3,966 per month for the next twelve month period. On each subsequent anniversary date, the monthly rental increases 4% for the next twelve month period.

These facilities are considered suitable and adequate to meet the Company's current needs as well as requirements for the immediate future, based on expected levels of production.

Item 3  Legal Proceedings

The Company is not a party to any material pending legal proceedings, nor is any of its property subject to any material pending legal proceedings.

Item 4  Submission of Matters to a Vote of Security Holders

No meetings were held during the year ended December 31, 1995, and there were no matters which developed that required a vote of security holders.

PART II
Item 5 Market Price of the Company's Common Stock and Related Stockholder Matters

(a) Market for Common Stock. Trading in the Company's common stock was suspended upon filing for reorganization under Chapter 11 of the Bankruptcy Code in December of 1991. Since that time, the common stock has been removed from trading by NASDAQ, the Pacific Stock Exchange and the Boston Stock Exchange and there is currently no trading of the stock.

(b) Holders. As of October 1, 1996, there were approximately 800 holders of record of NAMSCO Corporation common stock.

(c) Dividends. In the last two calendar years, NAMSCO Corporation has not declared or paid any dividend on its common stock and anticipates that no dividends will be declared or paid in the foreseeable future. The Company is restricted under the terms of its bank loan agreement from paying dividends without prior consent of the bank and is also restricted from paying dividends under the trust indenture with the holders of Senior Convertible Debentures until the debentures are paid in full.

Item 6  Management's Discussion and Analysis of Financial
        Condition and Plan of Operations
        Liquidity and Capital Resources

As discussed in Note 2 to the consolidated financial statements, the Company is in default under a secured credit agreement. The secured credit agreement was assigned by the original lending bank to a finance company, which became the replacement secured lender on September 5, 1996. The assignment of this secured credit agreement was approved by the Company and the guaranteeing officer and shareholders of the Company. No waiver of the events of default were obtained and accordingly, the entire debt has been classified as a current liability at December 31, 1995. This classification created negative working capital which, along with recurring losses of the Company, raise substantial doubt about its ability to continue as a going concern.

Management's plans with regard to these matters include discussions which have been initiated with the replacement secured lender to restructure the related debt. By restructuring the debt, management believes it will be able to modify the payment terms of the debt to reduce current cash flow requirements.

In addition, management intends to reduce the cost of its music playback system cabinet and the electronics used in CD installations to allow prices to also be reduced which management believes will provide for an increase in sales. In 1995, the Company began selling ready-to-assemble (RTA) cabinets which are compact for handling and reduce shipping costs. This change allows installers to carry more than one complete playback system in their truck which also reduces the time required for each installation. These cost savings will allow for reductions in basic lease prices which should result in additional new CD playback installations. Because of the Company's favorable relationship with its present users of tape playback systems, many will likely upgrade to the new CD playback system without requiring a sales representative to make a demonstration of the CD system. This will allow the present sales force to write more sales orders and increase monthly installations of new CD playback systems. The expected increase in the number of new CD playback installations along with the cost reductions associated with new installations will provide the necessary cash flow to meet current obligations. Once this is accomplished, the Company anticipates having positive working capital.

The secured credit agreement with the finance company does not provide for additional funds. The Company finances current operations by factoring new installment contracts and financing new music service agreements with the finance company under separate agreements. This was allowed under the secured credit agreement as long as the collateral base of the remaining leases and contracts remains constant when compared with the balance due, and is expected to continue as the finance company is now the secured party under both financing arrangements.

The Company expects to continue with the sale and installation of the new CD music playback systems, the Tribute Program and Personal Video Album as it has for the past year. The new CD technology has effectively allowed the Company to sell a new music playback installation to existing customers as well as those not presently served. The ability to provide the music library through new CD technology to existing customers is important as, although service and background music can be obtained from other sources, management believes that it cannot be obtained with the quality and variety provided by the Company's music library.

During the year ended December 31, 1995, cash decreased by $54,900. Operating activities used $1,999,000 more than in the prior year. This increased use of cash includes $439,000 less net loss offset by a $3,618,000 increase in net investment in sales/type leases, a $215,000 increase in operating assets and liabilities, a $910,000 increase in net income tax expense, and $477,000 of other differences. Investing activities used $256,000 more than in the prior year. This increased use of cash includes $633,000 increased additions to operating equipment for computers, leasehold improvements, vehicles, and manufacturing equipment, offset by $377,000 decreased additions to rental equipment and to music and video libraries. Financing activities provided $1,428,000 more than in the prior year. This increase includes $1,728,000 increased proceeds from the sale of contracts to a finance company offset by $168,000 in repayments made to the finance company and $132,000 net repayments of long-term debt.

During the year ended December 31, 1994, cash decreased by $12,400. Operating activities provided $391,900 which was $215,200 less than provided in the prior year. This decrease includes a reduction from the proceeds from the collection of notes & contracts receivable of $176,700, a decrease in accrued interest of $171,300 and a decrease in the funds provided from the recognition of sales-type leases for rental equipment and the retirement of rental equipment of $207,300 which is offset by additional proceeds from sales type leases of $912,000 and the capitalization of interest on Senior Convertible Debentures in the amount of $304,400. Investing activities used $189,500 less than the prior year. Net additions to rental equipment decreased $156,000 and additions to music and video libraries decreased $49,000 which was offset by the increase in additions to operating equipment of $15,500.
Financing activities provided $111,200 less funds than in the prior year. Proceeds from the financing of contracts increased by $417,200 over the prior year which was partially offset by an increase in the payments on the related contracts of $83,800. Proceeds from other borrowings increased $26,800 over the prior year but the additional amount was offset by an increase in payments on long-term debt of $471,200.

Results of Operations

The following table summarizes the relationship (as a percentage of total revenue) of the major components of the statements of loss for the last two fiscal years:

Year Ended December 31,
                                         1995        1994
Revenue:                                 100.0%      100.0%
    New installations                     58.1        57.7
    Renewals                               3.6         3.2
    Tribute contracts                      6.4         6.8
    Equipment sales & other                5.5         7.3
    Finance                               17.4        15.1
    Service                                4.2         5.0
    Rental                                 4.2         4.9
    Other                                  0.6         0.0

Costs and expenses:
    Cost of sales                         36.7        44.7
    Selling, general and admin.           31.9        35.6
    Maintenance                            7.9         8.9
    Loss on removals of tape
      playback equipment                   6.7         7.8
                                        ________     _______

Income from operations                    16.8         3.0

Other expenses:

Interest                                  18.1         18.7

Other miscellaneous expense                1.3          0.0
    Gain/(Loss) before income

taxes                                     (2.6)       (15.7)

Income tax benefit(expense)               (4.1)         3.7
                                        ________    ________

Net loss                                 (6.7%)      (12.0)%

Revenue is classified into eight categories. Income from new installations includes installations sold on sale agreements as well as leases of new CD music systems and the music distribution control center. Revenue from leases is recognized in accordance with Financial Accounting Standards Board Statement 13 ("FASB 13") regarding accounting for sales-type leases. This revenue represents the present value of the net minimum lease payment stream and residual value of the leased equipment. Revenue from renewals represent the present value of the net minimum lease payment stream and residual value of the leased equipment recognized in accordance with FASB 13, for customers who renew their lease after completion of the initial ten-year period. (See
Note 4 to Consolidated Financial Statements). The Tribute Program contract is structured to be very similar to the sales-type lease contract used for musical playback equipment sales. Tribute contracts are recorded as a sale using assumptions and calculations consistent with the recording of sales-type leases (See Note 5 to Consolidated Financial Statements). Equipment Sales and Other represents revenue from sales of related sound equipment including revenue from installation of these items. Finance Revenue represents interest earned on installment sales agreements and the portion of the monthly lease payments which is recognized to be finance income in the current period as a result of the Company's net investment in the lease according to FASB 13. (See "Income Recognition" in the "Summary of Accounting Policies" contained in the "Consolidated Financial Statements of the Company"). Also included in Finance Revenue is the interest income derived from Tribute contracts. Service Revenue represents the monthly service fee from music service contracts and the portion of the monthly lease payments attributable to servicing the equipment during the lease term, or in the case of the Tribute Program contracts, the Company's revenue from tapes produced at contract inception.
Rental Revenue represents the monthly payments on installed music systems following the initial ten-year lease term when the customer has not renewed the lease.

1995 Compared to 1994

The new music playback system using compact disc (CD) technology introduced in October, 1992 has been well received by funeral directors and an average of 53 new systems per month (632 systems for the year) were installed during 1995. This includes systems sold on contract as well as those leased under non-cancelable leases. This compares with an average of 50 systems per month in 1994. The average selling price of the new CD music systems is less than the average price of the previously sold tape system.
The average selling price of a new CD system installed in 1995 (including the music library) was $10,004 compared with $10,044 for CD systems installed in 1994.

The installation of new CD playback equipment provided an opportunity to offer a Music Distribution Control Center (MDCC) and in approximately 7% of the new installations, this equipment was also installed for a total of 46 new MDCC installations in 1995. The music library accompanying installations sold on sale & security agreements is provided under a separate service agreement. This agreement provides for access to the Company's complete library and maintenance on the playback equipment and is considered part of the sales-type leases. The overall acceptance of the new playback systems and the compact disc library has resulted in an increase in revenue from new installations.

Renewal revenue for the year ended December 31, 1995 increased by 31% from the previous year. The Company has continued to offer renewal agreements to customers nearing the end of their lease term and considered those that do not return the renewal agreement as potential customers for a new CD playback system. More customers have elected to enter into new lease agreements for their existing tape playback system after the initial ten (or twenty) year term of their lease and the number of installations billed as "monthly rentals" decreased. At December 31, 1995, the Company had 848 rental accounts which was a decrease of 63 accounts during the year. Rental income decreased 2% in 1995 over rental income for 1994.

As expected, Tribute contract revenue slowed appreciably from the prior year. This is a result of the exhaustion of the very "progressive" funeral director base that took advantage of the Tribute product in the early years it was offered. Additionally, with the demand for the new CD playback system, most of the sales effort has been concentrated with requests from funeral directors for demonstration of the new system. As a result, less sales time has been available to demonstrate and place the Tribute product. Management redesigned the Tribute program to include additional video related products which were available to funeral directors in 1995. The new products include special programs for grief therapy as well as items to use in the chapel and viewing areas. More recognition is being given to the value of the Tribute Program by members of the funeral profession and management is still confident that the Tribute Program will one day become a "staple" in the funeral industry, and look for this sales category to continue accounting for significant revenues.

Equipment sales & other income, which is principally the income from the sale of extra equipment by installation and service personnel, decreased 11% in 1995 to $689,307 from $770,724 in 1994.
More emphasis was placed on New CD playback system installations which caused a decrease in extra equipment sales in 1995.

Finance revenue increased 36% in 1995 from the amount earned in 1994 due to an increase in the weighted average interest rates from previous periods. The weighted average interest rate used in earlier lease periods was less than the implicit rate currently used for sales-type leases. The effect of the expiration of these leases is to increase the weighted average effective interest rate for the lease portfolio.

Other income was realized from the introduction of a new piece of equipment, the Port-A-PA, which allows for the announcement of information at grave sites and other remote locations, and revenues from an Espresso stand.

During 1995, the cost of sales as a percentage of total revenue (excluding finance, service and rental income) decreased to 21% from 26% in 1994. The change is related primarily to the decrease in the number of tape playback systems replaced with CD playback systems. In 1995, 351 units were replaced whereas 569 units were replaced in 1994. The increase in the cost of replaced systems in 1995 is also the result of an increase in the unit value of replaced systems. The direct cost of installing new CD playback systems remained constant with the previous year at 38% of product sales.

Selling, general and administrative costs increased 5% or $198,231 in 1995 over the amounts for 1994. The increase in selling, general & administrative costs in 1995 was related to the additional sales commissions and other costs associated with the increase in sales volume in 1995 of $1,860,072. Additionally, during 1995 the Company did direct mail advertising of the benefits of the new CD playback system and CD music library to its customers and potential new customers. The inquiries from the mailings resulted in additional leads for sales of the new CD products.

Maintenance costs represent the cost of repair parts and the field service technicians maintaining the 5,459 equipment installations serviced by the Company. The increase in maintenance costs of approximately 4.6% in 1995 resulted from an increase in the cost of repair parts used, the cost of vehicles and the addition of a service technician. Several service vehicles were replaced in 1995 which resulted in additional depreciation. The increase in costs of maintaining the tape playback systems was an integral part of the decision to change to the compact disc playback technology which is expected to be less expensive to maintain. The new CD playback systems will not require on-site service for maintenance of the components of the system. Most components requiring service can be removed and replaced by the funeral director with guidance by Company personnel which eliminates the necessity of sending a service technician to the funeral home. The tape playback systems do not have as many removable components and so repair service must be provided by company personnel in the funeral home. The Company expects to realize future reduction in repairs and maintenance as the remaining tape playback systems are replaced by CD playback systems.

The number of tape playback systems removed in 1995 (and not replaced with a CD playback system) increased to 244 units compared to 191 units in 1994. The cost of tape playback systems removed represents the remaining contract and residual value of leased systems removed and the undepreciated value of rental tape playback systems removed. The number of accounts requesting removal has been relatively constant over the past two years and with increased communication with the funeral directors regarding the benefits of the Company's CD playback system, management does not anticipate an increase in removals over the level experienced in previous periods.

Interest expense for 1995 was $273,296 greater than interest expense for 1994. The increase is the result of more contract debt with T&W Leasing. The accrual of interest for the full year of 1995 is partially offset by a reduction in rate from the secured creditor of 2%, as provided in the Plan of Reorganization, and an increase in long term debt of $2,507,340.

Income tax expense incurred in 1995 was the result of the expected non-utilization of NOL carryforwards and tax credits which were previously recognized as deferred tax assets and offset by deferred tax liabilities expected to reverse in the same period. The difference between the statutory income tax rate and the effective rate are due to permanent differences and expiring NOL carryforwards and tax credits.

The factors discussed above resulted in a net loss of $832,216 for 1995 compared to a loss of $1,272,074 for 1994.

New Accounting Pronouncements

See the new accounting pronouncements at the Summary of Accounting Policies to the Consolidated Financial statements.

Item 7  Financial Statements and Supplementary Data
See the Consolidated Financial Statements beginning on Page 13.

              Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants
Consolidated Balance Sheet as of December 31, 1995
Consolidated Statements of Loss for the years ended
  December 31, 1995 and 1994
Consolidated Statements of Stockholders' Equity for the

years ended December 31, 1995 and 1994
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, and 1994
Summary of Accounting Policies
Notes to Consolidated Financial Statements

Item 8   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures
                               None

PART III

Item 9  Director, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

         (a) Director and Executive Officers

Merrill P. Womach, age 68, is President, Chief Executive Officer, Chairman of the Board since September, 1986 and acting Secretary and sole director since April, 1993. He is also the founder of the Company's operating subsidiary, National Music Service, Incorporated ("National Music"). Mr. Womach has been engaged in the funeral service business since he was 10 years old as a singer at funeral services. He founded the operating subsidiary in 1958 and has been the principal architect of its affairs since inception.

         (b)  Compliance with Section 16(a) of Exchange Act

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to the last fiscal year, NAMSCO Corporation is not aware of any failure to file on a timely basis any of such Forms during the last fiscal year or prior years by any person who, at any time during the last fiscal year, was a director, officer or beneficial owner of more than 10% of NAMSCO Corporation common stock.

Item 10  Executive Compensation

The following table sets forth the aggregate amount of cash compensation paid to the Company's executive officer(s) whose cash compensation exceeded $100,000.

                                            Property   Contingent
                                            & personal Forms of
Name and Position  Year   Salary   Bonus    Benefits   Renumeration
-------------------------------------------------------------------
Merrill Womach     1995   150,000    -      55,796(1,2)     (3)
President & CEO    1994   150,000    -      55,613(1,2)     (3)

There are no other employees who receive salary and bonus compensation in excess of $100,000 annually. Sales personnel compensated on a commission basis are excluded.

(1) Merrill P. Womach received $53,316 in 1995 and 1994 by virtue of his one-half ownership of land and buildings leased to the Company.

(2) Represents group medical and life insurance of $2,480 in 1995 and $2,297 in 1994.

(3) The aggregate contingent forms of remuneration are not deemed significant in the current fiscal period, nor have they been material enough in past fiscal periods to require the report thereof. Such amounts have never exceeded $10,000 or 10% of the compensation reported for any one officer or director in any fiscal year nor was the aggregate amount equal to 10% of the compensation reported as a group.

In 1994, the Company adopted a 401-K Employee Savings and Retirement Plan for all employees which allows employees to contribute to an investment account on a pre-tax basis. At the discretion of the Company, contributions matching a certain portion of employee contributions can be made. No contributions were made by the Company during 1995 or 1994, and none are contemplated for 1996. The Company has no other retirement, pension, profit sharing, stock option or other compensation plan for its executive officers, directors, or employees.

Item 11 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 1995 with respect to the beneficial ownership of the Company's common stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares, by directors who own common stock and by all officers and directors as a group.

                                        Amount of   Current
  Title of    Name and Address of       Beneficial  Percent
   Class      Beneficial Owner          Ownership   of Class
Common Stock  Merrill P. Womach
              P O Box 5378              2,605,014     60.30%
              Spokane, WA  99205

Common Stock  Virginia R. Womach
              S. 1311 Westcliff Pl.       719,286     16.65%
              Spokane, WA  99204

Common Stock  Daniel P. Womach
              N. 10115 Ridgecrest Dr.     296,143      6.86%
              Spokane, WA  99208

Common Stock  Officers and Directors
               as a Group (1 person)    2,605,014(1)  60.30%
________________________
(1) Does not include shares gifted by Merrill P. Womach to family, none of whom reside with him, as follows: Judith Sowards, daughter (142,857 shares), Marlene Cook, daughter (142,857 shares), and an aggregate of 178,571 additional shares to the granddaughter and four grandsons of Merrill P. Womach.

The Company is not aware of any arrangements which may result in a change of control of NAMSCO Corporation.

Item 12  Certain Relationships and Related Transactions

For current activity regarding related transactions, see Notes to Consolidated Financial Statements, Note 11.

PART IV

Item 13  Exhibits, Schedules, and Reports on Form 8-K

    (a)  Exhibits: None

    (b) Reports on Form 8-K: A report on form 8-K was filed on August 16, 1994 concerning bankruptcy proceedings of the registrant, the resignation of certain officers and directors and other events.

                  NAMSCO CORPORATION AND SUBSIDIARY


                  CONSOLIDATED FINANCIAL STATEMENTS


                YEARS ENDED DECEMBER 31, 1995 AND 1994

            Report of Independent Certified Public Accountants

Board of Directors
NAMSCO Corporation
Spokane, Washington

We have audited the accompanying consolidated balance sheet of NAMSCOCorporation and subsidiary ("the Company"), as of December 31, 1995 and the related consolidated statements of loss, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NAMSCO Corporation and subsidiary as of December 31, 1995 and the results of their operations, and their cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in default under a secured credit agreement and the related debt has been classified as a current liability at December 31, 1995. The Company has negative working capital at December 31, 1995 and has suffered recurring losses which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BDO Seidman, LLP

Spokane, Washington
October 3, 1996

                   NAMSCO CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1995
                =================================



ASSETS (Notes 2 and 9)

CURRENT ASSETS:
  Cash                                               $ 75,279
  Accounts receivable, net (Note 3)                   441,529
  Current portion of net investment
  in sales-type leases (Note 4)                     3,287,954
  Current portion of notes receivable-
    Tribute contracts (Note 5)                        280,337
  Inventories (Note 6)                              1,459,593
  Prepaid expenses and other                          100,882
  TOTAL CURRENT ASSETS                              5,645,574

PROPERTY AND EQUIPMENT:
  Rental equipment (Note 7)                           964,454

  Operating equipment and leasehold
  improvements (Notes 8 and 11)                     2,691,544
TOTAL NET PROPERTY AND EQUIPMENT                    3,655,998

OTHER ASSETS:
  Non-current portion of net investment in
  sales-type leases (Note 4)                       15,968,714

  Non-current portion of notes receivable-
  Tribute contracts (Note 5)                           83,857

  Sales & security contracts                          184,867

  Notes and advances due from related
  parties, less valuation reserve of $351,406
  (Note 11)                                           424,375

  TOTAL OTHER ASSETS                               16,661,813
                                                  $25,963,385








See accompanying summary of accounting policies and notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $ 1,200,272
  Accrued expenses:
     Payroll and related taxes                            457,251
     Sales commissions                                     34,278
     Interest                                             174,388
Current portion of maintenance of Tribute
     contracts                                             65,698
Current portion of advance collections
     on rental equipment                                   59,546
Current maturities of long-term debt (Note 9)           9,889,035

  TOTAL CURRENT LIABILITIES                            11,880,468

LONG-TERM LIABILITIES:

  Maintenance of Tribute contracts, less
  current portion                                         66,000
  Advance collections on rental equipment,
  less current portion                                     1,856
  Long-term debt, less current maturities (Note 9)    11,758,099
  Deferred income taxes (Note 10)                      1,439,345

 TOTAL LONG-TERM LIABILITIES                          13,265,300

COMMITMENTS AND CONTINGENCIES (Notes 1,2,9,10 and 12)

STOCKHOLDERS' EQUITY
Common stock, $.007 par, 15,000,000
  shares authorized, 4,319,902 shares
  issued and outstanding                                  30,240

Additional paid-in capital                               201,269
Retained earnings                                        586,108

TOTAL STOCKHOLDERS' EQUITY                               817,617

                                                     $25,963,385



See accompanying summary of accounting policies and notes to consolidated financial statements.

                      NAMSCO CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF LOSS

                                           Year ended December 31,
                                           -----------------------
                                                1995         1994
REVENUE:
  New installations                        $7,261,829   $6,132,183
  Renewals                                    446,598      340,329
  Tribute contracts                           801,623      725,825
  Equipment sales and other                   689,308      770,725
  Finance                                   2,170,767    1,601,877
  Service                                     533,726      535,068
  Rental                                      517,676      527,531
  Other sales                                  72,083        -0-
  Total revenue                            12,493,610   10,633,538

COSTS AND EXPENSES:
  Cost of sales                             4,590,865    4,760,931
  Selling, general and administrative       3,979,590    3,781,359
  Maintenance                                 987,748      944,209
  Loss on removal of tape playback equipment  836,254      831,555
  Total costs and expenses                 10,394,457   10,318,054

INCOME FROM OPERATIONS                      2,099,153      315,484

OTHER EXPENSES:
 Interest                                   2,254,884   1,981,558
 Other miscellaneous expense                  160,685       -0-
LOSS BEFORE INCOME TAXES                    (316,416)  (1,666,074)

INCOME TAX (EXPENSE) BENEFIT (Note 10)      (515,800)      394,000

NET LOSS                                   $(832,216) $(1,272,074)

WEIGHTED AVERAGE SHARES OUTSTANDING         4,319,902    4,319,902

LOSS PER SHARE OF COMMON STOCK                 $(.19)       $(.29)

See accompanying summary of accounting policies and notes to consolidated financial statements

NAMSCO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
_______________________________________________



                              Common Stock     Additional
                       ----------------------  Paid-in  Retained
                       Shares     Amount       Capital  Earnings
BALANCE
January 1, 1994       4,319,902  $30,240      $201,269 $2,690,398
Net loss for the year                                 (1,272,074)

BALANCE
December 31, 1994     4,319,902   30,240      $201,269  1,418,324

Net loss for the year                                   (832,216)

BALANCE
 December 31, 1995    4,319,902   30,240     $ 201,269  $ 586,108



See accompanying summary of accounting policies and notes to consolidated financial statements

                   NAMSCO CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                    Year ended December 31,
                                    -----------------------
                Increase (Decrease)              1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    $(832,216) $(1,272,074)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Decrease in notes and contracts
    receivable                                 364,757      395,565
  Decrease (increase) in net investment in
    sales-type leases                      (2,785,010)      833,346
  Depreciation and amortization                402,551      416,724
  Deferred income tax expense (benefit)        515,800    (394,000)
  Net retirement of rental equipment         1,525,361      449,595
  Change in operating assets & liabilities:
  Accounts receivable, inventories,
    prepaid expenses, accounts payable,
    and certain accruals                     (516,478)    (301,598)
  Decrease in accrued interest                (35,613)     (40,008)
  Increase in accrued interest on Senior
    Convertible Debentures added to
    principal balance                          538,472      304,386

      Total adjustments                          9,840    1,664,010

 Net cash (used in) provided by
    operating activities                     (822,376)      391,936


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to rental equipment             (156,420)    (516,000)
   Additions to music and video libraries    (168,533)    (184,059)
   Proceeds from sale of operating equipment     1,950           -
   Additions to operating equipment          (878,393)    (245,267)

   Net cash used in investing activities   (1,201,396)    (945,326)


See accompanying summary of accounting policies and notes to consolidated financial statements.

                  NAMSCO CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Continued)

                                           Year ended December 31,
                                           ------------------------
      Increase (Decrease)                     1995        1994

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of contracts       3,315,212    1,587,397
   Principal payment on funds received
    from sale of contracts               (573,382)    (404,781)
   Proceeds from borrowing                 364,827      343,890
   Payments on long-term debt          (1,137,788)    (985,480)

 Net cash provided
 by financing activities                 1,968,869      541,026

DECREASE IN CASH                          (54,903)     (12,364)

CASH, at beginning of year                 130,182      142,546

CASH, at end of year                      $ 75,279     $130,182



SUPPLEMENTAL CASH FLOW INFORMATION:

 Cash paid during the year
 for interest                           $1,909,830   $1,717,179






See accompanying summary of accounting policies and notes to consolidated financial statements.

                      NAMSCO CORPORATION AND SUBSIDIARY
                       SUMMARY OF ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of NAMSCO Corporation, and its wholly owned operating subsidiary, National Music Service, Incorporated ("the Company"). Intercompany accounts and transactions are eliminated upon consolidation.

BUSINESS ACTIVITIES

Principal business activities include the manufacturing, installation and marketing of music playback equipment and recorded music used by funeral homes. The music systems can be expanded to allow for the simultaneous playing of different music in up to six different locations throughout the funeral home through the addition of a product called a Music Distribution Control Center.
A video tribute tape that combines background music with a progression of scenery interspersed with pictures provided by the family of the deceased is being marketed as a separate product that is used in conjunction with the music play-back system. At December 31, 1995, the Company was servicing 5,459 installations of music and playback equipment throughout the United States and Canada.

INVENTORIES

Inventories are stated at the lower of cost or market. The cost of inventories are determined using the weighted average method. Work in process inventory is stated at the total costs of labor, materials and overhead, reduced when applicable to estimated net realizable value.

INCOME RECOGNITION

Music playback systems, music libraries and other equipment are provided to customers under sales agreements (cash payment or installment terms) or non-cancelable lease contracts. Income from sales agreements is recognized in the period the equipment is provided to the customer. Income from lease contracts is also recognized in the period the equipment is provided to the customer under sales-type lease accounting. The lease contracts are non-cancelable and have an initial term of five years with an automatic renewal option to extend the term for an additional five years unless cancelled by the lessee. Due to the historically high rate of conversion to the second five year term, the Company considers the five year option period to be part of the initial lease term (total of ten years) for the purpose of sales-type lease accounting. These leases are classified as sales-type leases because the present value of the payments at the beginning of the lease term, excluding that portion of the payments representing executory costs to be paid by the lessor, including any profit thereon, exceeds 90 percent of the fair value of the leased property at the inception of the lease. If the lease is cancelled before the end of the term, a loss is recognized for the net present value of the remaining payments, less executory costs, and the recorded residual value of the equipment.

At the expiration of the extended ten year lease term, a renewal contract is offered which provides for an additional five-year renewal period with an option to extend the lease for an additional five-year period unless cancelled by the lessee. Renewal leases are also treated as sales-type leases having an additional term of ten years.

NAMSCO CORPORATION AND SUBSIDIARY

SUMMARY OF ACCOUNTING POLICIES
(Continued)

The net investment in sales-type leases (see Note 4) is computed as the total payments receivable during the remaining portion of the ten-year lease period plus the estimated residual value of the equipment at the end of such period, less future executory costs (equipment servicing expenses together with profit thereon), unearned finance income and an allowance for credit losses.
Amounts provided for future executory costs are recognized as income as the remaining portion of the lease payments are collected. Unearned finance income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.

TRIBUTE CONTRACTS

Tribute contracts provide the customer with equipment and the right to receive one or two Tribute tapes per month for five years. The Tribute contracts are non-interest bearing and are reflected on the balance sheet at the present value of the monthly payments due, less an amount representing executory costs for the delivery of the Tribute tapes.

OPERATING EQUIPMENT AND IMPROVEMENTS

Operating equipment and improvements are stated at cost.
Depreciation of operating equipment is computed using the straight-line method over estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on the straight-line method over estimated useful lives which range from 15 to 30 years.

RENTAL EQUIPMENT

At the conclusion of the sales-type lease term, the residual value of equipment remaining in service under a month-to-month lease and is classified as rental equipment and depreciated using the straight line method over 5-10 years. Costs and related allowances for depreciation are retained in the accounts until the installed unit is removed from service or sold.

INCOME TAXES

Deferred tax assets and liabilities are determined based on the temporary difference between the financial statement carrying amounts and the tax basis of assets and liabilities. The amount of the asset or liability is based on the tax rates in effect in the years in which the temporary differences are expected to reverse.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding during each year.
Fully diluted earnings per share are not shown as the conversion of the convertible debentures would have an anti-dilutive effect.


NAMSCO CORPORATION AND SUBSIDIARY

SUMMARY OF ACCOUNTING POLICIES
(Continued)


NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", issued by the Financial Accounting Standards Board (FASB) is effective for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable assets and goodwill, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

SFAS No. 123, "Accounting for Stock-Based Compensation", issued by the FASB is effective for fiscal years beginning after December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations.

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", issued by the FASB is effective for transfers occurring after December 31, 1996. The new standard establishes criteria for recording transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. After a transfer under that approach, an entity recognizes the financial and servicing assets it controls, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement also provides consistent standards to distinguish transfers of financial assets that are sales from transfers that are secured borrowings. The Company does not expect adoption to have a material effect on its financial position or results of operations.

MANAGEMENT'S ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas requiring the use of management's estimates relate to unguaranteed residual values, allowances on loss on removal of leases prior to the expiration of the lease term, valuation reserves on related party receivables, interest rates implicit in the lease, future executory costs, lease renewal rates and allowances for doubtful accounts receivable. Actual results could differ from those estimates.

                     NAMSCO CORPORATION AND SUBSIDIARY
                      SUMMARY OF ACCOUNTING POLICIES
                                (Concluded)

CONCENTRATIONS OF CREDIT RISKS AND FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, customer receivables for trade accounts, leases, Tribute contracts, and advances to related parties. Cash consists of funds placed on deposit with various high credit quality financial institutions. Concentrations of credit risk with respect to trade, lease and Tribute contract receivables are limited due to the Company's geographically diverse customer base. The Company controls credit risk on customer receivables through credit approvals, credit limits and monitoring procedures. Receivables from related parties are subject to credit risks resulting from the potential declines in the value of pledged collateral and the future earnings of the related party. The fair value of the Company's cash and receivables is estimated by management to approximate the recorded book value after consideration of allowances and valuation reserves. The fair value of debt instruments is estimated using the amount the Company would have to pay to acquire risk-free assets to extinguish the obligation in an in-substance defeasance.

                   NAMSCO CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - PROCEEDINGS UNDER CHAPTER 11

In December 1991, NAMSCO Corporation (the "registrant" or "Company") and National Music Service, Inc., its wholly owned subsidiary, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Eastern District of Washington, in Spokane, Washington, under case numbers 91-03932-K11 and 91-0390-K11, respectively. The Company operated its business as a "debtor-in-possession" until August 2, 1993, "the Effective Date" of the Plan of Reorganization approved by the Bankruptcy Court.

The Plan of Reorganization was approved by the Bankruptcy Court on July 22, 1993 and provides for the payment in full of all obligations of the Company, although at altered terms, and retention by all equity holders of their common stock ownership in the Company. Certain creditors elected to accept less than the recorded amount of their obligation by receiving a lump sum payment of $400 at confirmation of the Plan which resulted in a gain of $80,000. Principal provisions of the Plan are as follows:

*The secured creditor retained its security interest in essentially all assets of the Company and agreed to repayment of the loan balance over a ten year period with interest at 11.5% (see Item 6, Management's Discussion and Analysis of Financial Condition and Plan of Operations). Under certain conditions relating to the Company's liquidity, the secured creditor may impose standstill periods whereby payments to unsecured creditors can be suspended through November, 1995. These standstill periods were imposed by the secured creditor and the last standstill period ended on November 6, 1995.

 *Senior Convertible Debentures, due July 1, 2003, were issued to replace 13.5% Senior Convertible Debentures, due 1997. Interest accrues beginning on the Effective Date at 8% and increasing 1% per year beginning January 1, 1994 to a maximum rate of 11.5%. Any unpaid interest resulting from the standstill periods imposed by the secured creditor will be added to the principal balance of the Senior Convertible Debentures. Interest due subsequent to the end of the last standstill period is payable monthly. The principal balance of the Debentures is due no later than August 2, 2003 with earlier repayment if the Company achieves certain operational goals. The Debentures can be converted at the option of the debenture holder to common stock with the first $1,000,000 converted at $2.00 per share and remaining conversions at $2.50 per share. All interest payments due after the end of the last standstill period have not been made which constitutes an event of default under the Plan of Reorganization.

 *Subordinated Notes (original 14% Notes due 1998) and certain other subordinated debt will receive no payments until the secured debt is repaid and Senior Convertible Debentures are also paid in full. Interest will accrue on subordinated debt at the same rate as the Senior Convertible Debentures but will not be paid until the above creditors are paid in full.

 *Unsecured trade creditors were to be paid over a period of five years, beginning in 1994, or upon the end of the last standstill period invoked by the secured lender, with interest at 8%. No payments were made in 1995 or 1994 due to the imposition of "standstill periods" by the secured creditor as provided in the Plan and no payments were made subsequent to the end of the last standstill period which constitutes an event of default under the Plan of Reorganization.

NAMSCO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Continued)
*Unsecured priority taxes are to be paid over the statutory term allowed which ranges from 48 to 72 months. Payments were made in 1993 on claims that were accepted. No payments were made in 1995 or 1994 due to the imposition of "standstill periods" by the secured creditor as provided in the plan. Claims that were rejected are being resolved and payments will commence on resolution of the amounts due. No payments were made subsequent to the end of the last standstill period which constitutes an event of default under the Plan of Reorganization.

Note 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 1995, the Company was in default under its secured credit agreement with a bank. The related debt was classified as a current liability. The Company has negative working capital as a result of this reclassification at December 31, 1995 and has suffered recurring losses which raise substantial doubt about the Company's ability to continue as a going concern. On September 5, 1996 the aforementioned bank was replaced by a finance company as a replacement secured lender. The Company has initiated discussions with the replacement secured lender to restructure the debt. As a replacement secured lender, the terms, guarantees and conditions of repayment of the previous borrowing arrangement with the bank have not been formally revised. The Company remains in violation of the continuing restrictive loan covenants and in default under the secured credit agreement. Accordingly, the remaining balance of this debt has been classified as a current obligation. This resulted in the reclassification of $7,344,597 of long term obligations as a current liability which created negative working capital of $6,234,894. Without the reclassification of the debt as a current liability, the Company would have working capital of $1,109,703.

Under the provisions of the Plan of Reorganization approved by the Bankruptcy Court on August 2, 1993, the bank (the secured creditor under the Plan of Reorganization) could call for a "standstill period" at any time which blocks payments under the Plan to all unsecured creditors for a period of 120 days if the Company is not in compliance with the secured credit agreement. Such a "standstill period" was exercised beginning on March 10, 1994 and subsequent "standstill periods" have been invoked through November 6, 1995. The Company has made all regularly scheduled payments to the bank, and the bank or the replacement secured lender cannot impose any additional "standstill periods" under the Plan of Reorganization. The accrued interest due unsecured creditors at the time the initial "Standstill Period" was invoked was $176,821. During a "standstill period", payments to unsecured creditors under the plan are set aside and the non payment is not a default during the "standstill period". At the end of the 120 day period, amounts due unsecured creditors that have not been paid at the time the "standstill period" was invoked must be paid in full unless another "standstill period" is invoked by the bank. Through December 31, 1995, accrued interest due unsecured creditors of $437,240 excluding $842,858 of accrued interest added to the principal of Senior Convertible Debentures were set aside to be paid after all other payments have been made to the unsecured creditors not receiving payments. No payments have been made by the Company to these unsecured creditors subsequent to the last "standstill period" which consstitutes an event of default under the Plan of Reorganization.

                  NAMSCO CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)


Note 2 - GOING CONCERN(Continued)

The Company has initiated certain actions to resolve the negative working capital and return to profitable operations. Preliminary negotiations are in progress with the replacement secured lender to restructure or forgive a substantial portion of the related debt and to reduce monthly cash payment requirements. No assurances can be made at this time that this will occur. As part of its continuing effort to respond to the changes in the market demand for and the costs of its products, the Company has determined that it is necessary to reduce the cost of its products in order to remain competitive. Management anticipates this will allow basic prices to be reduced which should result in an increase in installations and greater overall profit. Preliminary plans include continued use of RTA (Ready to Assemble) cabinet and outsourcing the manufacturing of certain electronic components to take advantage of the efficiency of production capabilities of specific manufacturers. All aspects of the Company's operations including operating and overhead costs are continually being evaluated to monitor expenses and maintain control of costs of daily operations of the Company. The Company has initiated cost reduction procedures by reducing the number of staff positions. Additionally, inventory levels are being continually monitored to improve inventory turnover and cash flow.

Management believes that the execution of these plans can provide sufficient liquidity for the Company to make required payments to creditors and continue as a going concern.

Note 3 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 1995 are as follows:

  Trade accounts                             $ 440,061
  Travel advances and other
      employee receivables                     146,796
  Less allowance for doubtful accounts       (145,328)

 Total accounts receivable                   $ 441,529

                    NAMSCO CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

Note 4 - NET INVESTMENT IN SALES-TYPE LEASES

The following lists the components of the net investment in sales-type leases as of December 31, 1995:

Future minimum lease payments to be received           $26,187,774
Amounts representing estimated executory costs
  (principally maintenance), including profits
  thereon, included in future minimum lease payments   (2,782,803)

Minimum lease payments receivable                       23,404,971
Allowance for anticipated removals of leases
  prior to the expiration of the lease term              (593,223)

Net minimum lease payments receivable                   22,811,748
Estimated unguaranteed residual values of lease
  equipment, net of $150,000 valuation allowance         4,858,027
Unearned finance revenue (at rates from
  10% to 14.75%) on future minimum lease payments      (8,413,107)

Net investment in sales-type leases                     19,256,668
Current portion                                        (3,287,954)

Non-current portion                                    $15,968,714

Number of music systems under contract:
  Music equipment lease agreements                     3,271
  Music library service agreements                       865
  Equipment maintenance agreements                        52
Total number of systems serviced                       4,188

Estimated future minimum lease payments at December 31, 1995 are as follows:
                   1996       $4,703,324
                   1997        4,027,680
                   1998        3,820,796
                   1999        3,409,648
                   2000        2,935,649
                   Thereafter  7,290,677
Total future
minimum lease payments       $26,187,774

Total future minimum lease payments represent contractual payments required over the remaining terms of existing lease contracts. A high percentage of customers retain the leased equipment at the expiration of the lease term and continue making payments either on a month-to-month basis or under a second lease agreement. Total future minimum payments exclude revenue from units rented on a month to month rental basis (see Note 7).

                   NAMSCO CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)


Note 5 - NOTES RECEIVABLE - TRIBUTE CONTRACTS

Tribute contracts are non-interest bearing and are therefore discounted to arrive at the present value at December 31, 1995, which is computedas follows:

 Contractual payments required                        $ 549,036
 Amounts representing estimated executory
   costs for future delivery of tapes and
   Tribute contract maintenance                       (125,520)

 Minimum payments receivable                            423,516

 Unearned finance revenue
   (at rates from 10.5% - 14.75%)                      (59,282)

 Net notes receivable - Tribute contracts               364,234

 Current portion                                      (280,377)

 Non-current portion                                  $  83,857

 Number of tribute contracts:
   Contracts due monthly                                    418
   Contracts paid in full                                     5
  Total tribute accounts serviced                           423

Estimated future minimum contractual payments required under Tribute contracts at December 31, 1995 are as follows:

      1996    $ 311,445
      1997      114,301
      1998       58,084
      1999       34,806
      2000       30,400

              $ 549,036

Note 6 - INVENTORIES

Inventories at December 31, 1995 are summarized as follows:

 Finished products      $1,048,883
 Work-in-progress           42,405
 Raw materials             368,305

 Total inventories      $1,459,593

                  NAMSCO CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)

Note 7 - RENTAL EQUIPMENT

Upon expiration of a lease, the music system is placed on a "rental" status and is billed monthly. Rental income is recognized as rent becomes due. The Company offers an 8% discount to customers who prepay rental payments for up to one year in advance and a 25% discount for customers who prepay rental payments for 5 years. Such prepayments are recorded as advance collections and recognized as rental income over the prepayment period.

Monthly rental customers that sign a new lease agreement create a new sales-type lease. The depreciated cost of the related rental equipment is expensed to cost of sales. Amounts removed from rental equipment and charged to cost of sales were $163,500 for the year ended December 31, 1995.

Rental equipment at December 31, 1995, is summarized as follows:
 Cost (residual value of sales-type
   leases at end of lease term)                   $1,309,054
 Less accumulated depreciation                     (344,600)
 Rental equipment                                 $  964,454

Number of units
 Balance, beginning of year                              911
 Sales-type leases converted to rentals                  119
 Rentals converted to sales-type leases                ( 95)
 Equipment removed from service                        ( 87)
 Balance, end of year                                   848

Note 8 - OPERATING EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Operating equipment and leasehold improvements are summarized as follows:
       Useful Life
       or Lease Term

 Factory, studio and video production
   equipment     5-10 years                        $  750,501
 Video production tapes  10-25 years                  772,563
 Library of music recordings 10-25 years            1,289,792
 Automobile and trucks    3-4 years                   680,568
 Office and computer equipment  5-10 years            813,261
 Leasehold improvements  15-30 years                  339,403
                                                    4,646,088
 Less allowance for depreciation
 and amortization                                 (1,954,544)

 Operating equipment and leasehold improvements $2,691,544

                     NAMSCO CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)

Note 9 - LONG-TERM DEBT

Long-term debt at December 31, 1995, consists of the following:

 11.5% note payable to a finance company as the
    replacement secured lender, maturing $137,969
   monthly including interest, collateralized by
   substantially all Company assets and personal
   guarantee of Company's president, due August 2, 2003,
   in default and classified as a current liability     $8,045,082

 Senior Convertible Debentures, interest due monthly,
   11% in 1996, increasing to 11.5% maximum in 1997,
   due July 1, 2003.  Includes capitalized interest.     5,858,156

 Subordinated notes payable, maturing 2003, interest
   accrues monthly at 11% in 1996 increasing to a maximum
   of 11.5% in 1997, interest due at maturity. Includes
    $62,964 of notes payable to the Company's president
    and a stockholder                                       629,703

 15.3% - 17% notes payable, maturing $23,116 monthly
   including interest, maturing through 1999,
   collateralized by certain lease contracts              5,722,208

 10.7% - 17.5% notes and capital leases due various
   lenders, payments due monthly including interest,
   maturing at various dates through 1999,
   collateralized by automobiles and other equipment        419,414

 Amounts due unsecured creditors (trade and priority taxes)
   under plan of reorganization, payable $67,685 quarterly,
   including interest at 7% to 8%, maturing through 1999    972,571
                                                         21,647,134
 Less current maturities                                (9,889,035)

 Long-term debt, less current maturities                $11,758,099

Scheduled future maturities of long-term debt are as follows:
     1996   9,889,035
     1997   1,860,765
     1998   1,896,612
     1999   1,564,216
     2000     628,945
     Thereafter       5,807,561

           $21,647,134

The fair value of the above debt (estimated using the amount
Company would have to pay to acquire risk-free assets to extinguish the obligation under an in-substance defeasance) is $19,276,000 using the above scheduled future maturities of long-term debt discounted at the risk free interest rate (5% at December 31, 1995).

                  NAMSCO CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)


Note 9 - LONG-TERM DEBT (Continued)

The credit agreement with the replacement secured lender requires the Company to maintain certain operational ratios and specifically limits certain activities and the amounts paid to principal officers and stockholders. The significant provisions of the agreement are as follows:
 *Maintain specific ratio of collateral to loan balance due the bank.
 *Maintain positive cash flow on a monthly and cumulative basis. *limit annual capital expenditures.
 *Maintain specific net worth and leverage ratios.
 *Limit salary and payments to officers and certain stockholders. *Timely payment of taxes and obligations to governmental entities.

At December 31, 1995, the Company had not complied with all provisions of the agreement. Specific areas of non-compliance related to maintaining specific ratios, maintaining positive cash flow, the timely payment of taxes and limiting annual capital expenditures. The replacement secured lender has not waived compliance for the period. Since the replacement secured lender could call the loan at any time due to the Company's non-compliance with provisions of the loan agreement, (See Note 2) the loan has been classified as a current liability.

The Company factors certain music playback system leases with the unrelated finance company, which assumed the banks secured position under the aforementioned credit agreement, with full recourse. The Company assigns the leases and the related payments are collected by the finance company. The Company records a liability related to the unamortized portion of the cash proceeds received for the leases, which approximates what the Company's liability to the finance company will be if the assigned leases default. This liability is amortized over the life of the lease using the implicit interest rate of the financing.

Principal payments are due on the Senior Convertible Debentures beginning in 1996 if the Company achieves certain financial goals. When the Company's principal secured lender is paid in full, the balance due on the Debentures is to be amortized over a three year term. In any event, the Senior Convertible Debentures are to be paid in full no later than August 2, 2003.

On March 10, 1994 the secured creditor/bank implemented a "standstill period" as provided in the Plan of Reorganization which restricts the Company from making payments on amounts due to the debenture holders as well as the unsecured trade creditors. The original 120 day "standstill period" expired on July 7, 1994 and subsequent "standstill periods" through November 6, 1995 have been invoked by the secured creditor. The Plan of Reorganization provides that no "default" will result from failure to make payments to debenture holders or other unsecured creditors during a standstill period. See Note 2 for additional discussion of the non-compliance by the Company under the secured credit agreement and the effects of the "standstill periods".

No payments were made to unsecured trade creditors during 1995 due to the imposition of the "standstill periods" by the secured creditor. The Company is currently delinquent in making these payments due after the expiration of the "standstill period".

NAMSCO CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


Note 10 - INCOME TAXES

A reconciliation of the expected statutory federal income tax benefit and the effective tax (expense) benefit is as follows:

                               1995              1994
                             Amount      %     Amount      %
Expected tax benefit      $ 107,581   34.0   $566,465   34.0
Permanent differences      (43,328)  (13.7)   (34,343) (2.1)
Adjustment to NOL &
Tax credit
   carryforwards          (580,053) (183.3)  (138,122) (8.3)

Effective tax
   (expense)benefit      $(515,800) (163.0)   $394,000  23.6

The Company has a net deferred long term income tax liability of $4,202,520 as of December 31, 1995 resulting principally from the Company's use of the operating method of accounting for lease income from music playback systems for tax purposes and a net deferred long term asset of $2,970,275 resulting from the anticipated future benefit of unused tax net operating loss carryforwards and tax credit carryforwards. A deferred tax asset valuation allowance of $207,000 has been provided as management considers the Company's ability to fully utilize the net operating loss carryforwards and tax credit carryforwards to be less likely than "more likely than not" standards imposed by SFAS No. 109.

Unused net operating losses and tax credits available at December
31, 1995 for carryforward against future taxable income and income taxes are as follows:
          Investment
    Expiring  Operating   Tax
  December 31,  Losses         Credits
   1996        $ 887,400      $41,500
   1997             -          29,600
   1998             -           9,000
   1999          388,700       22,300
   2000          399,300       24,800
   2002          348,300         -
   2004        1,534,300         -
   2005        1,114,600         -
   2006          484,300         -
   2007          622,400         -
   2008          806,800         -
   2009        1,776,522         -

              $8,362,622     $127,700

NAMSCO CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


Note 11 - RELATED PARTY TRANSACTIONS

Notes and advances from related parties include amounts due from the Company's President, Merrill P. Womach, of $587,877, plus accrued interest of $49,201 at December 31, 1995 and are collateralized by the President's stock in the Company. No repayments were made during 1995 and no interest has been accrued on these amounts since December 31, 1991. At December 31, 1992, the Company recorded a valuation reserve of $246,200 to reflect the inability to value certain personal assets of Mr. Womach that may be used as repayment. The Company's President has also personally guaranteed amounts due from other related parties aggregating $24,629 at December 31, 1995.

Notes payable to related parties at December 31,1995 are included in subordinated notes payable (Note 9) and consist of a note payable to the Company's President in the amount of $19,902 and a note payable to a stockholder in the amount of $43,062.

The Company has an agreement with it's President (and founder) Merrill P. Womach, which provides for a monthly royalty to him of $5.00 for each of the Company's active music installations. The royalties will be due only on a prospective basis when notice is given by Mr. Womach, or in the event of a change of control of Mr. Womach's stock ownership, the royalties shall be due from August 2, 1993, the effective date of the royalty agreement. Royalties that would be paid to Mr. Womach have been assigned to the bank as part of his personal guarantee of the amounts due under the credit agreement. No notice regarding payment of these royalties has been given and no royalties were paid under this agreement in 1995 or 1994.

The Company leases its production and administrative building facilities from the Company's president and a stockholder under an operating lease agreement, which requires monthly payments of $8,093 plus maintenance, repairs, utilities and taxes, through October, 2001. Rent expense totaled $97,116 for the year ended December 31, 1995 and 1994. Future minimum lease payments are $97,116 for each year from 1996 through 2001.

During 1995 and 1994 National Music Service, Incorporated partially funded research and development activities conducted by National Management Software, a company owned by a significant stockholder of the Company. The products resulting from the research and development were various software programs and other related products. In exchange for this funding, which totaled $185,000 and $150,000 in 1995 and 1994, National Management Software in 1996 licensed the marketing and sales of the software products to National Music Service, Incorporated. Under an agreement between the stockholder and National Music Service, Incorporated, the related stockholder's company will be paid royalties commencing from January 1, 1996 in exchange for all the revenue derived from the sale of the software programs and other related products.

NAMSCO CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company has sold certain installment contracts receivable for the installation of music playback systems and tribute programs to an unrelated finance company. The contracts are due over five years with interest at 15.3% to 17%. In the event of default by the payor, the Company has agreed to full recourse for the amount of the payments outstanding at the time of default. The unpaid principal balance of the sold contracts at December 31, 1995 was $5,008,027.

Production and storage facilities adjacent to the Company's administrative building are occupied under a lease expiring August 31, 1999 from a minority stockholder. Rent expense under this lease was $44,576 for 1995 and $42,864 for 1994. Minimum future lease payments are $46,356 in 1996, $48,212 in 1997, $50,136 in
1998 and $34,304 in 1999.

In 1994, The Company adopted a 401-K Employee savings and
Retirement Plan for all employees which allows pre-tax contributions to an investment account. Matching contributions by the Company are on a discretionary basis. No contributions were made by the Company in 1995 or in 1994.

SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities and exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

       NAMSCO Corporation



Date:_________________ By ______________________________
Merrill P. Womach
      President and Chief Executive
      Officer, and Acting Secretary and
      Acting Treasurer
      (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:_________________ By ______________________________
      Merrill P. Womach
      President, Chief Executive
      Officer, Acting Secretary and
      Acting Treasurer and Director
      (Principal Executive Officer)