Form 10KSB/A
period 1995-12-31
NAMSCO CORP
filed 1996-11-14
CIK 822373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C. 20549
                                FORM 10-KSB/A

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

 Item
Number
Page
Item 1.  Description of Business......................   1

Item 2.  Properties...................................   4

Item 3.  Legal Proceedings............................   4

Item 4.  Submission of Matters to a Vote of
         Security Holders.............................   4

PART II
Item 5.  Market Price of the Company's Common Stock
         and Related Stockholder Matters..............   4

Item 6.  Managements Discussion & Analysis of Financial
         Condition and Plan of Operations.............   5

Item 7.  Consolidated Financial Statements and
         Supplementary Data...........................  10

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures......  10

PART III
Item 9.  Director, Executive Officers and Control


 Persons; Compliance with Section  16(a)
 of the Exchange Act .................................  10

Item 10. Executive Compensation.......................  11

Item 11. Security Ownership of Certain Beneficial
         Owners and Management........................  11

Item 12. Certain Relationships and Related
         Transactions.................................  12

PART IV
Item 13. Exhibits and Reports on Form 8-K.............  12

   Signatures.........................................  36

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

*Subordinated Note holders (original 14% Notes due 1998) and certain other subordinated debt holders will receive no payments until the secured debt is repaid and Senior Convertible Debentures are also paid in full. Interest will accrue on subordinated debt at the same rate as the Senior Convertible Debentures but will not be paid until the above creditors are paid in full.

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

Background

On January 15, 1986 the Company was incorporated under the name of Sugar Bush, Inc. in the state of Utah. In September, 1986 the Company acquired all the outstanding shares of National Music Service, Incorporated, a Washington corporation located in Spokane, Washington which was formed in 1958, and which became the Company's sole operating subsidiary. At or about the time of the acquisition, the Company changed its name to National Music Service, Inc., essentially the same name as its subsidiary. In August, 1987, the Company changed its name to NAMSCO Corporation. Since all Company operations in 1995 and 1994 are performed by the Company's wholly-owned subsidiary, National Music Service, Incorporated, all references to business activities of the Company necessarily imply such activity is performed by National Music Service, Incorporated and subsidiaries of NAMSCO Corporation.

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

For the year ended December 31, 1995 the Company installed a total of 632 new music systems in funeral homes for a monthly average of 53 units, and was able to effect 59 Tribute Program contracts. In addition, the Company installed 46 new Music Distribution Control Centers during the year, bringing the total installed units to 446. The Company renewed 124 expiring music system contracts while 95 became rentals and 244 music system units were removed. Employees

The Company employs a total of 71 individuals, consisting of 4 executives (including 1 officer), 24 administrative staff persons, 8 salespersons, 15 field technicians, and 20 manufacturing personnel.

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

Item 6  Management's Discussion and Analysis of Financial
        Condition and Plan of Operations
        Liquidity and Capital Resources

As discussed in Notes 2, 9 and 13 to the consolidated financial statements, the Company is in default under a secured credit agreement. The secured credit agreement was assigned by the original lending bank to a finance company, which became the replacement secured lender on September 5, 1996. The assignment of this secured credit agreement was approved by the Company and the guaranteeing officer and shareholders of the Company. No waiver of the events of default were obtained and accordingly, the entire debt has been classified as a current liability at December 31, 1995. This classification created negative working capital which, along with recurring losses of the Company, raise substantial doubt about its ability to continue as a going concern.

Management's plans with regard to these matters include discussions which have been initiated with the replacement secured lender to restructure or to forgive a substantial portion of the related debt. By restructuring the debt, management believes it will be able to modify the payment terms of the debt to reduce current cash
flow requirements.    In addition, management intends to reduce the
cost of its music playback system cabinet and the electronics used in CD installations to allow prices to also be reduced which management believes will provide for an increase in sales. In 1995, the Company began selling ready-to-assemble (RTA) cabinets which are compact for handling and reduce shipping costs. This change allows installers to carry more than one complete playback system in their truck which also reduces the time required for each installation. These cost savings will allow for reductions in basic lease prices which should result in additional new CD playback installations. Because of the Company's favorable relationship with its present users of tape playback systems, many will likely upgrade to the new CD playback system without requiring a sales representative to make a demonstration of the CD system. This will allow the present sales force to write more sales orders and increase monthly installations of new CD playback systems. The expected increase in the number of new CD playback installations along with the cost reductions associated with new installations will provide the necessary cash flow to meet current obligations. Once this is accomplished, the Company anticipates having positive working capital.

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

During the year ended December 31, 1995, cash decreased by $54,900. Operating activities used $1,214,000 more than in the prior year. This increased use of cash includes $440,000 less net loss, a $910,000 increase in income tax expense, and $1,075,000 increase in net retirement of rental equipment offset by a $3,618,000 increase in net investment in sales/type leases and a $215,000 increase in operating assets and liabilities, and $194,000 of other increases. Investing activities used $256,000 more than in the prior year. This increased use of cash includes $633,000 increased additions to operating equipment for computers, leasehold improvements, vehicles, and manufacturing equipment, offset by $377,000 decreased additions to rental equipment and to music and video libraries. Financing activities provided $1,428,000 more than in the prior year. This increase includes $1,728,000 increased proceeds from the sale of contracts to a finance company offset by $168,000 in repayments made to the finance company and $132,000 net repayments of long-term debt.

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

Tribute contract revenue increased slightly from the prior year. This is a result of additional sales to existing customers. Management redesigned the Tribute program to include additional video related products which were available to funeral directors in 1995. The new products include special programs for grief therapy as well as items to use in the chapel and viewing areas. More recognition is being given to the value of the Tribute Program by members of the funeral profession and management is still confident that the Tribute Program will one day become a "staple" in the funeral industry, and look for this sales category to continue accounting for significant revenues.

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

Service and rental revenue remain fairly consistent with prior years with continued revenue from existing contracts.

Other income was realized from the introduction of a new piece of equipment, the Port-A-PA, which allows for the announcement of information at grave sites and other remote locations, and revenues from an Espresso stand.

During 1995, the cost of sales as a percentage of total revenue decreased to 36.7% from 44.7% in 1994. The change is related primarily to the decrease in the number of tape playback systems
replaced with CD playback systems.   In 1995, 351 units were
replaced whereas 569 units were replaced in 1994. The direct cost of installing new CD playback systems remained consistent with the previous year.

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

Income tax expense incurred in 1995 was the result of the non-utilization of $308,800 NOL carryforwards and tax credits which were previously recognized as deferred tax assets and offset by deferred tax liabilities expected to reverse in the same period. An additional $207,000 of expense was recorded for NOL carryforwards and tax credits whose deferred tax assets were not more likely than not realizable. The difference between the statutory income tax rate and the effective rate are due to permanent differences and expiring NOL carryforwards and tax credits.
The factors discussed above resulted in a net loss of $832,216 for 1995 compared to a loss of $1,272,074 for 1994.

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

Item 8   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures
                         None

PART III

Item 9  Director, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

         (a) Director and Executive Officers

Merrill P. Womach, age 68, is President, Chief Executive Officer, Chairman of the Board since September, 1986 and acting Secretary-Treasurer and sole director since April, 1993. He is also the founder of the Company's operating subsidiary, National Music Service, Incorporated ("National Music"). Mr. Womach has been engaged in the funeral service business since he was 10 years old as a singer at funeral services. He founded the operating subsidiary in 1958 and has been the principal architect of its affairs since inception.

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

PART IV

Item 13  Exhibits, Schedules, and Reports on Form 8-K

    (a)  Exhibits: None

    (b) Reports on Form 8-K: A report on form 8-K was filed on August 16, 1994 concerning bankruptcy proceedings of the registrant, the resignation of certain officers and directors and other events.
























                 NAMSCO CORPORATION AND SUBSIDIARIES


                 CONSOLIDATED FINANCIAL STATEMENTS


               YEARS ENDED DECEMBER 31, 1995 AND 1994

            Report of Independent Certified Public Accountants

Board of Directors
NAMSCO Corporation
Spokane, Washington

We have audited the accompanying consolidated balance sheet of NAMSCO Corporation and subsidiaries ("the Company"), as of December 31, 1995 and the related consolidated statements of loss, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NAMSCO Corporation and subsidiaries as of December 31, 1995 and the results of their operations, and their cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in default under a secured credit agreement and the related debt has been classified as a current liability at December 31, 1995. In addition, the Company has negative working capital at December 31, 1995 and has suffered recurring losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BDO Seidman, LLP
Spokane, Washington
November 8, 1996

                 NAMSCO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1995
                =================================



ASSETS (Notes 2 and 9)

CURRENT ASSETS:
  Cash                                                  $ 75,279
  Accounts receivable, net (Note 3)                      441,529
  Current portion of net investment
    in sales-type leases (Note 4)                      3,287,954
  Current portion of notes receivable-
    Tribute contracts (Note 5)                           280,337
  Inventories (Note 6)                                 1,459,593
  Prepaid expenses and other                             100,882

  TOTAL CURRENT ASSETS                                 5,645,574

PROPERTY AND EQUIPMENT:
 Rental equipment (Note 7)                               964,454
 Operating equipment and leasehold
 improvements (Notes 8, 11 and 13)                     2,691,544

  TOTAL PROPERTY AND EQUIPMENT, NET                    3,655,998

OTHER ASSETS:
  Non-current portion of net investment in
    sales-type leases (Note 4)                        15,968,714
  Non-current portion of notes receivable-
    Tribute contracts (Note 5)                            83,857
  Sales & security contracts                             184,867
  Notes and advances due from related
    parties, less valuation allowance of
    $351,406 (Note 11)                                   424,375

  TOTAL OTHER ASSETS                                  16,661,813

                                                     $25,963,385


See accompanying summary of accounting policies and notes to consolidated financial statements.

                     NAMSCO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 1995
                       =================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                  $ 1,200,272
 Accrued expenses:
    Payroll and related taxes                          457,251
    Sales commissions                                   34,278
     Interest                                          174,388
  Current portion of maintenance of Tribute
    contracts                                           65,698
    Current portion of advance collections
    on rental equipment                                 59,546
 Current maturities of long-term debt
    (Notes 9 and 13)                                16,476,601

    TOTAL CURRENT LIABILITIES                       18,468,034

LONG-TERM LIABILITIES:
 Maintenance of Tribute contracts, less
   current portion                                     66,000
 Advance collections on rental equipment,
   less current portion                                 1,856
 Long-term debt, less current maturities
   (Notes 9 and 13)                                 5,170,533
 Deferred income taxes (Note 10)                    1,439,345

 TOTAL LONG-TERM LIABILITIES                        6,677,734

COMMITMENTS AND CONTINGENCIES (Notes 1,2,9,10,11,12 and 13)

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

                NAMSCO CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF LOSS


                                         Year ended December 31,
                                         ------------------------
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

                       NAMSCO CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  _______________________________________________



                            Common Stock     Additional
                     ----------------------  Paid-in  Retained
                        Shares     Amount    Capital  Earnings
BALANCE
 January 1, 1994     4,319,902  $   30,240  $201,269 $2,690,398

Net loss for the year                  -            (1,272,074)

BALANCE
 December 31, 1994   4,319,902      30,240   201,269  1,418,324

Net loss for the year        -        _-        _-    (832,216)

BALANCE
 December 31, 1995  4,319,902 $     30,240 $ 201,269  $ 586,108


See accompanying summary of accounting policies and notes to consolidated financial statements

                  NAMSCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            Year ended December 31,
                                           -----------------------
               Increase (Decrease) in Cash      1995       1994


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $(832,216) $(1,272,074)
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
    Decrease (increase) in net investment in
      sales-type leases                  (2,785,010)     833,346
    Depreciation and amortization            402,551     416,724
 Deferred income tax expense (benefit)       515,800    (394,000)
  Net retirement of rental equipment       1,525,361     449,595
 Change in operating assets & liabilities:
   Decrease in notes and contracts
     receivable                             364,757      395,565
   Accounts receivable, inventories,
     prepaid expenses, accounts payable,
     and certain accruals                 (516,478)    (301,598)
   Decrease in accrued interest            (35,613)     (40,008)
  Increase in accrued interest on Senior
     Convertible Debentures added to
     principal balance                      538,472      304,386

     Total adjustments                        9,840    1,664,010

 Net cash (used in) provided by
     operating activities                 (822,376)     391,936


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to rental equipment          (156,420)    (516,000)
 Additions to music and video libraries   (168,533)    (184,059)
 Proceeds from sale of operating equipment    1,950          -
Additions to operating equipment          (878,393)    (245,267)

   Net cash used in investing activities (1,201,396)   (945,326)



See accompanying summary of accounting policies and notes to consolidated financial statements.

                NAMSCO CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Continued)


                                            Year ended December 31,
                                          ------------------------
                   Increase (Decrease) in Cash    1995        1994

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of contracts             3,315,212 1,587,397
   Principal payment on funds received
     from sale of contracts                    (573,382)  (404,781)
   Proceeds from borrowing                       364,827   343,890
    Payments on long-term debt               (1,137,788)  (985,480)

 Net cash provided by financing activities     1,968,869   541,026

DECREASE IN CASH                                (54,903)   (12,364)

CASH, at beginning of year                       130,182   142,546

CASH, at end of year                            $ 75,279  $130,182


SUPPLEMENTAL CASH FLOW INFORMATION:

 Cash paid during the year for interest       $1,909,830 $1,717,179

 Cash paid during the year for income taxes   $     -     $     -


See accompanying summary of accounting policies and notes to consolidated financial statements.

                    NAMSCO CORPORATION AND SUBSIDIARIES
                       SUMMARY OF ACCOUNTING POLICIES

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

NAMSCO CORPORATION AND SUBSIDIARIES

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

LOSS PER SHARE

Loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Fully diluted earnings per share are not shown as the conversion of the convertible debentures would have an anti-dilutive effect.

                 NAMSCO CORPORATION AND SUBSIDIARIES
                   SUMMARY OF ACCOUNTING POLICIES
                             (Continued)


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

                 NAMSCO CORPORATION AND SUBSIDIARIES
                  SUMMARY OF ACCOUNTING POLICIES
                             Concluded)

CONCENTRATIONS OF CREDIT RISKS AND FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, customer receivables for trade accounts, leases, Tribute contracts, and advances to related parties. Cash consists of funds placed on deposit with various high credit quality financial institutions. Concentrations of credit risk with respect to trade, lease and Tribute contract receivables are limited due to the Company's geographically diverse customer base. The Company controls credit risk on customer receivables through credit approvals, credit limits and monitoring procedures. Receivables from related parties are subject to credit risks resulting from the potential declines in the value of pledged collateral and the future earnings of the related party. The fair value of the Company's cash and receivables is estimated by management to approximate the recorded book value after consideration of allowances and valuation reserves. The fair value of debt instruments is estimated using the amount the Company would have to borrow at its current cost of capital to extinguish the obligation.

RESEARCH AND DEVELOPMENT

All costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are research and development costs. These costs are charged to expense when incurred. Costs of producing product masters incurred subsequent to establishment of technological feasibility are capitalized and amortized over five years. Capitalization of computer software costs ceases when the product is available for general release to customers. Cost of maintenance and customer support is charged to expense when those costs are incurred.

NAMSCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 *Subordinated Note holders (original 14% Notes due 1998) and certain other subordinated debt holders will receive no payments until the secured debt is repaid and Senior Convertible Debentures are also paid in full. Interest will accrue on subordinated debt at the same rate as the Senior Convertible Debentures but will not be paid until the above creditors are paid in full.

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

NAMSCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Note 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 1995, the Company was in default under its secured credit agreement with a bank and with other unsecured creditors under the Plan of Reorganization. The related debt was classified as a current liability. In addition, the Company has negative working capital as a result of this reclassification at December 31, 1995 and has suffered recurring losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. On September 5, 1996 the aforementioned bank was replaced by a finance company as a replacement secured lender. The Company has initiated discussions with the replacement secured lender to restructure or forgive a substantial portion of the related debt. As a replacement secured lender, the terms, guarantees and conditions of repayment of the previous borrowing arrangement with the bank have not been formally revised. The Company remains in violation of the continuing restrictive loan covenants and in default under the secured credit agreement. Accordingly, the balance of this debt has been classified as a current obligation. This and the default with other unsecured creditors under the Plan of Reorganization resulted in the reclassification of $13,832,456 of long term obligations as a current liability which created negative working capital of $12,822,460. Without the reclassification of the debt as a current liability, the Company would have working capital of $1,009,996.

Under the provisions of the Plan of Reorganization approved by the Bankruptcy Court on August 2, 1993, the bank (the secured creditor under the Plan of Reorganization) could call for a "standstill period" at any time which blocks payments under the Plan to all unsecured creditors for a period of 120 days if the Company is not in compliance with the secured credit agreement. Such a "standstill period" was exercised beginning on March 10, 1994 and subsequent "standstill periods" have been invoked through November 6, 1995. The Company has made all regularly scheduled payments to the bank, and the bank or the replacement secured lender cannot impose any additional "standstill periods" under the Plan of Reorganization. The accrued interest due unsecured creditors at the time the initial "Standstill Period" was invoked was $176,821. During a "standstill period", payments to unsecured creditors under the plan are set aside and the nonpayment is not a default during the "standstill period". At the end of the 120 day period, amounts due unsecured creditors that have not been paid at the time the "standstill period" was invoked must be paid in full unless another "standstill period" is invoked by the bank. Through December 31, 1995, accrued interest due unsecured creditors of $437,240 excluding $842,858 of accrued interest added to the principal of Senior Convertible Debentures were set aside to be paid after all other payments have been made to the unsecured creditors not receiving payments. No payments have been made by the Company to these

NAMSCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


Note 2 - GOING CONCERN(Continued)

unsecured creditors subsequent to the last "standstill period" which constitutes an event of default under the Plan of Reorganization.

The Company has initiated certain actions to resolve the negative working capital and continue as a going concern with positive cash flows. Preliminary negotiations are in progress with the replacement secured lender to restructure or forgive a substantial portion of the related debt and to reduce monthly cash payment requirements. No assurances can be made at this time that this will occur.

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

Note 3 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 1995 are as follows:

 Trade accounts                                   $ 440,061
 Travel advances and other
    employee receivables                            146,796
 Allowance for doubtful accounts                  (145,328)

 Total accounts receivable                        $ 441,529

NAMSCO CORPORATION AND SUBSIDIARIES

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

NAMSCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


Note 5 - NOTES RECEIVABLE - TRIBUTE CONTRACTS

Tribute contracts are non-interest bearing and are therefore discounted to arrive at the present value at December 31, 1995, which is computed as follows:

Contractual payments required                            $ 549,036
Amounts representing estimated executory
    costs for future delivery of tapes and
    Tribute contract maintenance                         (125,520)

Minimum payments receivable                                423,516

Unearned finance revenue
    (at rates from 10.5% - 14.75%)                        (59,282)

Net notes receivable - Tribute contracts                   364,234

 Current portion                                         (280,377)

 Non-current portion                                     $  83,857

Number of tribute contracts:
    Contracts due monthly                                      418
    Contracts paid in full                                       5
    Total tribute accounts serviced                            423

Estimated future minimum contractual payments required under Tribute contracts at December 31, 1995 are as follows:

       1996    $ 311,445
       1997      114,301
       1998       58,084
       1999       34,806
       2000       30,400
               ==========
               $ 549,036

Note 6 - INVENTORIES

Inventories at December 31, 1995 are summarized as follows:

 Finished products      $1,048,883
 Work-in-progress           42,405
 Raw materials             368,305

 Total inventories      $1,459,593

NAMSCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Rental equipment at December 31, 1995, is summarized as follows:

 Cost (residual value of sales-type
    leases at end of lease term)                       $1,309,054
 Accumulated depreciation                               (344,600)

 Rental equipment                                      $  964,454

Number of units

 Balance, beginning of year                                   911
  Sales-type leases converted to rentals                      119
  Rentals converted to sales-type leases                    ( 95)
  Equipment removed from service                            ( 87)

  Balance, end of year                                        848

Note 8 - OPERATING EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Operating equipment and leasehold improvements are summarized as follows:
                                       Useful Life
                                     or Lease Term
Factory, studio and video production
    equipment                           5-10 years     $  750,501
  Video production tapes               10-25 years        772,563
  Library of music recordings          10-25 years      1,289,792
  Automobile and trucks                  3-4 years        680,568
  Office and computer equipment         5-10 years        813,261
  Leasehold improvements               15-30 years        339,403
                                                        =========
                                                        4,646,088

  Allowance for depreciation  and amortization        (1,954,544)

  Operating equipment and leasehold improvements       $2,691,544

NAMSCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9 - LONG-TERM DEBT

Long-term debt at December 31, 1995, consists of the following:

 11.5% note payable to a finance company as the
   replacement secured lender, maturing $137,969
   monthly including interest, collateralized by
   substantially all Company assets and personal
   guarantee of Company's president, due August 2, 2003,
   in default and classified as a current liability      $8,045,082

 Senior Convertible Debentures, interest due monthly,
    11% in 1996, increasing to 11.5% maximum in 1997,
    due July 1, 2003, includes capitalized interest,
     in default and classified as a current liability     5,858,156

 Subordinated notes payable, maturing 2003, interest
    accrues monthly at 11% in 1996 increasing to a maximum
    of 11.5% in 1997, interest due at maturity. Includes
    $62,964 of notes payable to the Company's president
    and a stockholder, in default and classified as a
    current liability                                       629,703

 15.3% - 17% notes payable, maturing $23,116 monthly
    including interest, maturing through 1999,
    collateralized by certain lease contracts             5,722,208

 10.7% - 17.5% notes and capital leases due various
    lenders, payments due monthly including interest,
    maturing at various dates through 1999,
    collateralized by automobiles and other equipment       419,414

 Amounts due unsecured creditors (trade and priority taxes)
     under plan of reorganization, payable $67,685 quarterly, including interest at 7% to 8%, maturing through 1999,
     in default and classified as a current liability       972,571
                                                          ---------
                                                         21,647,134
 Current maturities                                    (16,476,601)

 Long-term debt, less current maturities                $ 5,170,533

Scheduled future maturities of long-term debt are as follows:
      1996 $16,476,601
      1997   1,796,184
      1998   1,693,098
      1999   1,187,817
      2000     493,434

           $21,647,134

The fair value of the above debt (estimated using the amount the Company would have to borrow at its current cost of capital or 12.25% to extinguish the obligation) is $19,300,000 using the above scheduled future maturities of long-term debt.

NAMSCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Principal payments are due on the Senior Convertible Debentures beginning in 1996 if the Company achieves certain financial goals. When the Company's principal secured lender is paid in full, the balance due on the Debentures is to be amortized over a three year term. In any event, the Senior Convertible Debentures are to be paid in full no later than August 2, 2003. The Company has not complied will all the provisions of the Senior Convertible Debenture agreement and is in default. The amount has been classified as a current liability at December 31, 1995.

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

On March 10, 1994 the secured creditor/bank implemented a "standstill period" as provided in the Plan of Reorganization which restricts the Company from making payments on amounts due to the debenture holders as well as the unsecured trade creditors. The original 120 day "standstill period" expired on July 7, 1994 and subsequent "standstill periods" through November 6, 1995 have been invoked by the secured creditor. The Plan of Reorganization provides that no "default" will result from failure to make payments to debenture holders or other unsecured creditors during a standstill period. See Note 2 for additional discussion of the non-compliance by the Company under the secured credit agreement and the effects of the "standstill periods".
NAMSCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9 - LONG-TERM DEBT (Concluded)

Not all required payments were made to unsecured creditors during 1995 due to the imposition of the "standstill periods" by the secured creditor. The Company is currently delinquent in making these payments due after the expiration of the "standstill period". The Company is in default and the amount has been classified as a current liability at December 31, 1995.

Note 10 - INCOME TAXES

A reconciliation of the expected statutory federal income tax benefit and the effective tax (expense) benefit is as follows:

                                      1995           1994
                                    Amount     %     Amount    %
Expected tax benefit             $ 107,581    34.0 $ 566,465 34.0
Permanent differences             (43,328)  (13.7)  (34,343)(2.1)
Change in valuation allowance    (207,000)  (65.4)     -      -
Adjustment to NOL & Tax credit
Carryforwards                    (373,053) (117.9) (138,122)(8.3)

Effective tax (expense)benefit  $(515,800) (163.0) $394,000 23.6

The Company has a net deferred long term income tax liability of $4,202,620 as of December 31, 1995 resulting principally from the Company's use of the operating method of accounting for lease income from music playback systems for tax purposes and a net deferred long term asset of $2,970,275 resulting from the anticipated future benefit of unused tax net operating loss carryforwards and tax credit carryforwards. A deferred tax asset valuation allowance of $207,000 has been provided as management considers the Company's ability to fully utilize the net operating loss carryforwards and tax credit carryforwards to be less likely than the "more likely than not" standards imposed by SFAS No. 109.

Unused net operating losses and tax credits available at December
31, 1995 for carryforward against future taxable income and income taxes are as follows:
                          Investment
Expiring     Operating    Tax
December 31,    Losses    Credits
      1996   $ 887,400    $41,500
      1997       -        29,600
      1998       -         9,000
      1999     388,700    22,300
      2000     399,300    24,800
      2002     348,300      -
      2004   1,534,300      -
      2005   1,114,600      -
      2006     484,300      -
      2007     622,400      -
      2008     806,800      -
      2009   1,776,500      -
            $8,362,600  $127,700

NAMSCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11 - RELATED PARTY TRANSACTIONS

Notes and advances from related parties include amounts due from or guaranteed by the Company's President, Merrill P. Womach, of $587,877, plus accrued interest of $49,201 at December 31, 1995 and are collateralized by the President's stock in the Company. No repayments were made during 1995 and no interest has been accrued on these amounts since December 31, 1991. At December 31, 1992, the Company recorded a valuation reserve of $246,200 to reflect the inability to value certain personal assets of Mr. Womach that may be used as repayment. 1995 advances of $105,000 to stockholders were recorded with an offsetting $105,000 additional valuation allowance.

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

NAMSCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Concluded)

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

Note 13 - SUBSEQUENT EVENTS

On August 27, 1996, the Company formed a new Corporation, DVM,LLC, and contributed substantially all operating equipment and leasehold improvements and the debt due the secured creditor for a 98% membership interest in DVM,LLC. The other 2% membership interest is owned by Namsco's CEO and significant stockholder. On August 27, 1996, DVM,LLC sold all of its operating assets to a finance company for $1,622,929. DVM,LLC then leased the assets from the finance company under a five year financing lease with monthly payments, including interest, of $34,482. The CEO and principal stockholder personally guaranteed the lease debt to the finance company. On September 5, 1996, the finance company paid Namsco's secured creditor $1,622,929 for an assignment of the secured creditor's remaining debt of $4,535,817. The finance company is also negotiating to purchase an assignment of the debt of the Senior Convertible Debenture holders.

NAMSCO CORPORATION AND SUBSIDIARIES

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