Form 10QSB
period 1996-03-31
NAMSCO CORP
filed 1996-11-15
CIK 822373

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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

As of October 1, 1996, 4,319,902 shares of common stock were outstanding.

The total number of pages in this form 10-Q is  10  pages.

                     NAMSCO CORPORATION AND SUBSIDIARY
                               Form 10-QSB
                                   INDEX
                                                      Page Number

Part I.   Financial Information

          Item I.  Financial Statements

                    Consolidated Balance Sheets
                    March 31, 1996 and December 31, 1995     3-4

                    Consolidated Statements of Income
                    for the three month periods ended
                    March 31, 1996 and 1995                   5

                    Consolidated Statements of Stockholders'
                    Equity
                    December 31, 1995 and March 31, 1996      6

                    Consolidated Statement of Cash Flows for the
                    three month periods ended March 31, 1996
                    and 1995                                  7

                    Notes to Financial Statements            8-10

          Item II.  Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                               10

Part II.  Other Information and Signatures                   10

                     NAMSCO CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


                                       March 31,     December 31,
ASSETS                                     1996             1995
Current assets:
   Cash                             $    59,882        $  75,279
 Accounts receivable                    461,205          441,529
 Current portion of net investment
     in sales-type leases             2,429,632        3,287,954
 Current portion of notes
     receivable-Tribute contracts       192,187          280,337
 Inventories                          1,524,026        1,459,593
 Prepaid expense and other            (140,429)          100,882
                                     __________        _________

Total                                 4,526,503       5,645,574

Property and Equipment (net)
   Rental equipment                     778,797          964,454
 Operating equipment and
     leasehold improvements           2,636,293        2,691,544


Total                                 3,415,090        3,655,998

Other assets
   Non-current portion of net investment
     in sales-type leases            16,822,599       15,968,714
   Non-current portion notes receivable-
     Tribute contracts                  105,546           83,857
Non-current portion of
     term contracts                     139,688          184,867
 Notes and advance due from related
     parties                            424,375          424,375


Total                                17,492,208       16,661,813

Total Assets                        $25,433,801      $25,963,385










Notes to the financial statements for the year ended December 31, 1996 should be read in conjunction with these interim financial statements and are not repeated here.

                    NAMSCO CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                (Continued)

                                        March 31,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY         1996             1995

Current liabilities:
   Accounts payable:
     Trade                          $   1,158,835     $  1,200,272
   Reorganization costs                   133,758
   Accrued expenses:
     Payroll & related taxes              304,847          457,251
    Sales commissions                       7,969           34,278
    Interest                              257,098          174,388
  Current maturities of
     long-term debt                    16,631,828       10,014,279
  Advance rental collections               19,798


    Total                              18,514,133       11,880,468

Liabilities due after one year:
  Maintenance on Tribute contracts         66,000
   Long-term debt                       5,003,727       11,758,099
 Advance collections on
    rental accounts                        84,951            1,856
 Deferred income taxes                  1,294,545        1,439,345

    Total                               6,383,223       13,265,300

Commitments and contingencies

Stockholders' Equity
    Common stock,$.007 par value;
     Authorized, 15,000,000 shares; issued
       and outstanding, 4,319,902          30,240           30,240
   Additional paid-in capital             201,269          201,269
   Retained earnings                      304,936          586,108

    Total                                 536,445          817,617

Total Liabilities & Equity            $25,433,801      $25,963,385









Notes to the financial statements for the year ended December 31, 1995 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME

                                  Three months ended March 31,
Revenues:                                1996             1995
   New music installations          $ 719,373      $ 1,376,669
Renewal contracts                     546,972          120,802
   Tribute contracts                  372,661          180,197
Direct sales and other                188,534          188,067
   Finance                            537,747          531,084
Service                               135,091          131,461
   Rental                             112,880          132,031
Other income                           18,392                0

      Total                         2,631,650        2,660,311

Costs and Expenses:
  Cost of sales                       508,447          586,501
Selling, general and
    administrative                  1,001,981        1,114,654
Maintenance                           274,950          233,496

      Total                         1,785,378        1,934,651

Income from operations                846,272           725,660

Other expense:
  Interest                            657,648          522,013
Cancellation of sales-type leases
    Systems replaced with
      CD equipment                    440,566          285,822
Removed systems                       174,030          178,833

      Total                         1,272,244          986,668

Loss before income taxes            (425,972)        (261,008)

Provision for income taxes          (144,800)         (88,700)

Net loss                          $ (281,172)      $ (172,308)

Weighted average common
  shares outstanding                4,319,902        4,319,902

Loss per share of common stock        $ (.07)          $ (.04)








Notes to the financial statements for the year ended December 31, 1995 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   December 31, 1995 and March 31, 1996

                  Common Stock             Additional
                                           Paid-in   Retained
                      Shares    Amount     Capital   Earnings

BALANCE,
December 31, 1995
                  4,319,902    $30,240    $201,267   $586,108

Net loss for the three months
  ended March 31, 1996
                         -         -         -      (281,172)

BALANCE, March 31, 1996
                  4,319,902    $30,240    $201,267   $304,936



























Notes to the financial statements for the year ended December 31, 1995 should be read in conjunction with these interim financial statements and are not repeated here.

                    NAMSCO CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                      Three Months Ended March 31,
                                             1996             1995
Net cash flow from operating
     activities                          $179,465          $84,759

Cash flows from investing activities:
  Additions-rental equipment            (161,657)        (141,978)
Additions-music and
    video libraries                         -             (36,111)
Additions-operating equipment           (11,051)          (23,522)

      Total                             (172,708)        (201,611)

Cash flows from financing activities:
  Proceeds from sale of contracts      2,589,834           593,194
  Principal payments on funds received
    from sale of contracts             (441,876)         (145,072)
 Proceeds from borrowing                     -              19,065
  Payments of long term debt         (2,080,530)         (323,962)
 Payments on contracts and
    prefiling obligations               (89,582)             -

      Total                             (22,154)          143,225

Increase (Decrease) in cash             (15,397)           26,373


Cash at beginning of period              75,279          130,182


Cash at end of period                  $ 59,882         $156,555













Notes to the financial statements for the year ended December 31, 1995 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY
                       Note to Financial Statements

Note 1- Compliance with terms of Secured Credit Agreement.

The Company is in default under the terms of the credit agreement with "secured lender", hereafter refered to as lender. As a result, the entire debt to the lender has been classified as a current liability. The default is related to non-compliance with the provisions for maintaining positive cash flow, timely payment of taxes and a limitation on capital expenditures. The lender has not waived the non-compliance. The Company has made all regularly scheduled payments to the lender.

Item II

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Liquidity and Capital Resources

The Company's primary source of cash flow is from the collection of monthly service fees on the 3,800 (approx) music playback systems, 1,700 (approx) music library agreements and 700 (approx) tribute programs currently in place in funeral homes. Customers have the option of paying cash, financing or leasing new music installations. Lease and sale agreements are sold (discounted) to a finance company to provide the funds to cover the costs associated with installing new music playback systems and tribute programs that are not paid in full at the time of the installation. The discounted amount realized from the sale of the agreement is approximately the same as the cash sale price for the equipment.

The Company has been in contact with additional financing sources to assure that it will have the financing to continue new installations of its music systems and tribute programs.
Indications are that other sources are available.

During the first quarter of 1996, the Company initiated a plan to pay down the secured lender. Contracts classified under the "net investment in sales type leases" were discounted to net present value and the proceeds were paid direct to the lender in the amount of $1,964,946 for a significant reduction in the amount due the secured lender.

Results of Operations

Total revenues for the quarter ended March 31, 1995 are $28,661 less than total revenues for the same period of the prior year, a decrease of 1%. The decrease is the result of decreases in the number of new agreements for the period. The amount of finance income recognized from the net investment in sales-type leases also increased reflecting the gross increase in the number of new systems installed in the previous quarter. A total of 83 new installations were completed in the first quarter of 1996 compared with 134 installations in 1995. A total of 180 renewal agreements were completed in the first quarter of 1996 compared to the renewal of 33 expiring lease agreements in 1995. The expiring agreements that are not renewed under term agreements represent customers that continue to be billed as monthly rentals.

The decrease in cost of sales as a percent of new music and tribute installations reflects the change instituted in 1994 to make a less expensive cabinet style available to existing users of tape playback systems that wished to convert to CD playback systems.
The majority of the new CD music installations in the later part of 1994 and during the first quarter of 1995 were the new "conversion" style cabinet that is less expensive to manufacture and less costly to ship. Cost of sales for the first quarter of 1996 is 28% compared to 34% for the same period of 1995 with less new installations but an increase in renewal upgrades to CD units.

Selling, general and administrative costs decreased to 38% of gross sales for the quarter ended March 31, 1996 compared to 41% for the same period of the prior year. The decrease in costs reflects management's effort to control expenditures. In the first quarter of 1996, an increased effort was made to upgrade existing tape installations by the addition of CD units and thereby retain the customer base.


Maintenance costs increased 18% in the first quarter ended March
31, 1996 compared to the same period of the prior year. The increase is primarily attributable to the number of installations of CD units in 1995.

Interest expense increased in the first quarter of 1996 by $135,635 over the same period of the prior year reflecting the increase in debt from the sale of contracts to a finance company. Also, the effective interest rate on funds from the finance company is higher than the interest rate for debt that is being currently reduced.

The book value of replaced systems is charged to other expense in the period the replacement installation is made. The book value for equipment under lease includes the recorded residual value and the present value of future payments that are cancelled at the time of the replacement. The value of rental equipment removed is the undepreciated book value of the rental equipment.

The book value of removed systems charged to operations is made up of the same costs as replaced systems. During the quarter ended March 31, 1996, the number of removed systems increased to 73 tape playback systems from 74 systems for the same period of the prior year, reflecting a decrease of 1%.

The effect of the above changes resulted in an increase in the net loss during the quarter ended March 31, 1996 compared to the net loss for the same period of the prior year. The majority of the the increase in the loss is in the increased interest expense and the write off of the residual amount of replaced tape systems.

Balance Sheet

The net investment in sales-type leases decreased $4,437 in the first quarter of 1996. This reflects the addition of new lease agreements at rates approximately equal to the expiring or replaced lease agreements. More emphasis has been placed on writing lease agreements with fewer orders for the outright purchase of the CD playback equipment. This has resulted in approximately the same number of leases of equipment for new CD playback installations.

The receivables from tribute contracts declined $66,461 in the first quarter of 1995. The decline reflects the expiration of tribute contracts in excess of new contracts added.
Inventories increased $64,433 during the quarter ended March 31, 1996. This reflects the anticipated increase in installations resulting from the new sales orders and CD upgrades written in the first quarter of 1996.

Total term debt increased $31,767 during the quarter ended March 31, 1996. This reflects the addition of $2,147,959 to notes payable for leases plus the of long term debt to the secured lender by $2,080,530., along with a $59,521 reduction in contracts payable. The difference is made up of minor increases and decreases in long term liabilities.

Part II.  Other Information

Item 3.  Defaults upon Senior Securities

The last "standstill period" instituted by the secured lender as provided under the Plan of reorganization whereby no payments can be made to the holders of Senior Convertible Debentures ended on November 6, 1995 and some interest payments have been made through March 31, 1996. The Plan of Reorganization provides for an "Event of Default" and as of this date, unpaid interest on subordinated debt and unpaid payments under plan to unsecured creditors and taxing agencies also constitute an "Event of Default".

                           Opinion of Management

The balance sheet as of March 31, 1996 and the related statements of income, changes in stockholders' equity and cash flows for the three month periods ended March 31, 1996 and 1995 are unaudited.
In the opinion of Management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest 10-KSB filing with the SEC. A copy of the form 10-KSB can be obtained by contacting the corporate office and requesting a copy.

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