Form 10QSB
period 1996-06-30
NAMSCO CORP
filed 1996-11-18
CIK 822373

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 1996, 4,319,902 shares of common stock were outstanding.

The total number of pages in this form 10-Q is  10  pages.

                     NAMSCO CORPORATION AND SUBSIDIARY
                                Form 10-QSB

                                   INDEX



                                                      Page Number

Part I.   Financial Information

   Item I.  Financial Statements

      Consolidated Balance Sheets
      June 30, 1996 and December 31, 1995
                                                          3-4

      Consolidated Statements of Income
      for the three month and six month periods
      ended June 30, 1996 and 1995
                                                            5

      Consolidated Statements of Stockholders'
      Equity December 31, 1995 and June 30, 1996
      Consolidated Statement of Cash Flows for the
      six month periods ended June 30, 1996
      and 1995                                              7

      Notes to Financial Statements                         8

  Item II.  Management's Discussion and Analysis
      of Financial Condition and Results of
      Operations                                            8-10

Part II.
     Other Information and Signatures                       10-11

                     NAMSCO CORPORATION AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS


                                              June 30,December 31,
ASSETS                                       1996             1995

Current assets:
   Cash                               $    17,249      $    75,279
Accounts receivable                       705,003          441,529
  Current portion of net investment
     in sales-type leases               2,439,204        3,287,954
  Current portion of notes
     receivable-Tribute contracts          38,843          280,337
  Inventories                           1,488,062        1,459,593
  Prepaid expense and other             (158,316)          100,882
                                       __________        _________

Total                                   4,530,045        5,645,574

Property and Equipment (net)
   Rental equipment                       547,047          964,454
  Operating equipment and
     leasehold improvements             2,664,194        2,691,544


Total                                   3,211,241       3,655,998

Other assets
  Non-current portion of net investment
     in sales-type leases              16,888,880       15,968,714
  Non-current portion notes receivable-
     Tribute contracts                     21,332           83,857
  Non-current portion of
     term contracts                        53,574          184,867
  Notes and advance due from related
     parties                              412,375          424,375


Total                                  17,376,161       16,661,813

Total Assets                          $25,117,447      $25,963,385





Notes to the financial statements for the year ended December 31, 1995 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                               (Continued)


                                         June 30,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY         1996              1995

Current liabilities:
   Accounts payable:
     Trade                              $1,539,824       $1,200,272
  Reorganization costs                     133,757
    Accrued expenses:
     Payroll & related taxes               282,086          457,251
     Sales commissions                                       34,278
     Interest                              324,185          174,388
  Current maturities of
     long-term debt                     16,555,921        9,889,035
  Advance rental collections                 7,313           59,546


    Total                               18,843,086       11,880,468

Liabilities due after one year:
  Maintenance on Tribute contracts          45,067           66,000
  Long-term debt                         4,786,793       11,758,099
  Advance collections on
    rental accounts                         31,379        1,439,345
  Deferred income taxes                  1,127,145        1,439,345

    Total                                5,990,384       13,265,300

Commitments and contingencies

Stockholders' Equity
   Common stock,$.007 par value;
    Authorized, 15,000,000 shares; issued
       and outstanding, 4,319,902           30,240           30,240
   Additional paid-in capital              201,269          201,269
   Retained earnings                        52,468          586,108

   Total                                   283,977          817,617

Total Liabilities & Equity             $25,117,447      $25,963,385









Notes to the financial statements for the year ended December 31, 1995 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF INCOME

                            Three months ended   Six months ended
                                 June 30,             June 30,
Revenues:                    1996      1995      1996      1995
  New music installations  $614,095 2,128,017 1,333,468 3,504,686
  Renewal contracts         336,891   115,081   883,863   235,883
  Tribute contracts         462,576   171,402   835,237   351,599
  Direct sales and other    171,459   173,966   359,994   359,751
  Finance                   609,728   529,167 1,147,475 1,060,251
  Service                   119,005   134,291   254,095   263,645
  Rental                    144,678   132,694   275,950   267,007
        Total             2,458,432 3,382,511 5,090,082 6,042,822

Costs and Expenses:
 Cost of sales              477,277   742,161   985,724 1,328,663
 Selling, general and
    administrative          918,373 1,090,334 1,920,353 2,204,988
 Maintenance                209,979   229,867   484,930   463,362

      Total               1,605,629 2,062,362 3,391,007 3,997,013

Income from operations      852,803 1,320,149 1,699,075 2,045,809

Other expense:
  Interest                (627,320) (590,060)(1,284,967)(1,112,073)
 Cancellation of sales-
   type leases:
     Systems replaced with
       CD equipment       (396,657) (914,772) (837,223) (1,200,594)
   Removed systems        (248,694) (156,434) (422,724)   (335,266)

      Total            (1,272,671)(1,661,266)(2,544,914)(2,647,933)

Loss before income
  taxes                  (419,868)  (341,117)  (845,839)  (602,124)
Provision for income
   taxes                ( 167,400)  ( 26,700)  (312,200)  (115,400)

Net loss               $ (252,468)  (314,417)  (533,639)  (486,724)

Weighted average common
  shares outstanding     4,319,902  4,319,902  4,319,902  4,319,902


Loss per share of
  common stock             $ (.06)    $ (.07)  $  (.12)    $  (.11)




Notes to the financial statements for the year ended December 31, 1995 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               December 31, 1995 and June 30, 1996

                              Common Stock      Additional
                                                 Paid-in  Retained
                              Shares     Amount  Capital  Earnings

BALANCE, December 31, 1995   4,319,902  $30,240  $201,267 $586,108

Net loss for the six months
  ended June 30, 1996           -           -         -   (533,639)

BALANCE, June 30, 1996       4,319,902 $30,240 $201,267    $52,469







































Notes to the financial statements for the year ended December 31, 1995 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                    Six Months Ended June 30,
                                    1996                1995

Net cash flow from operating
    activities                       (675,899)          (244,215)
 Cash flows from investing
  activities:
  Additions-rental equipment         (369,407)          (324,683)
   Additions-music and
   video libraries                      60,409           (72,444)
   Additions-operating equipment        16,699           (53,129)

      Total                          (292,299)          (450,256)

Cash flows from financing activities:
  Proceeds from sale of contracts    3,884,663           1,553,581
  Principal payments on funds received
    from sale of contracts           (798,268)           (312,436)
 Proceeds from borrowing                20,120              19,065
 Payments on contracts and
    prefiling obligations            (183,996)
 Payments of long term debt        (3,248,089)           (569,398)

    Total                            (325,570)             690,812

Increase/(Decrease) in Cash           (58,030)             (3,659)

Cash at beginning of period             75,279             130,185

Cash at end of period                  $17,249            $126,523






















Notes to the financial statements for the year ended December 31, 1995 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY

                       Note to Financial Statements

Note 1- Compliance with terms of Secured Credit Agreement

The Company is in default under the terms of the credit agreement with a "replacement secured lender". hereafter referred to as lender. As a result, the entire debt to the lender has been classified as a current liability. The default is related to non-compliance with the provisions for maintaining positive cash flow, timely payment of taxes and a limitation on capital expenditures. The lender has not waived the non-compliance. The Company has made all regularly scheduled payments to the lender.

Item II

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Liquidity and Capital Resources

The Company's primary source of cash flow is from the collection of monthly service fees on the 3,800 (approx) music playback systems, 1,700 (approx) music library agreements and 600 (approx) tribute programs currently in place in funeral homes. Customers have the option of paying cash, financing or leasing new music installations. Lease and sale agreements are sold (discounted) to a finance company to provide the funds to cover the costs associated with installing new music playback systems and tribute programs that are not paid in full at the time of the installation. The discounted amount realized from the sale of the agreement is approximately the same as the cash sale price for the equipment.

The Company has secured financing from an additional financing source to assure that it will have the financing to continue new installations of its music systems and tribute programs.
Indications are that other sources are available.

During the first quarter of 1996, the Company initiated a plan to pay down the secured lender. Contracts classified under the "net investment in sales type leases" were discounted to net present value and the proceeds were paid direct to the lender in the amount of $3,132,505 during the first and second quarters for a significant reduction in the amount due the secured lender.


Results of Operations

Total revenues are $924,080 for the three months and $952,740 for the six months ended June 30, 1996 or 16% less than total revenues
for the same period of the 1994.   A total of 69 new installations
were completed in the second quarter of 1996 compared with 202 for the same period in 1995. This resulted in an decrease of total installations for the six months ended June 30, 1996 to 152 new music systems compared with 336 systems for the same period of 1995. The decrease in revenues from new installations was partially offset by an increase in revenues from renewal agreements and increase in tribute sales. A total of 60 renewal agreements were completed in the first half of 1995 compared to the renewal of 52 renewals for the same period of 1994. The expiring agreements that are not renewed under term agreements represent customers that continue to be billed as monthly rentals.



The majority of the new CD music installations in the later part of 1994 and during the first six-months of 1995 were the new "conversion" style cabinet that is less expensive to manufacture and less costly to ship. Cost of sales for the second quarter of 1996 is 30% compared to 34% for the same period of 1995 and 29% for the six months ended June 30, 1996 compared with 40% for the same period of 1995.

Selling, general and administrative costs increased to 37% of gross sales for the second quarter ended June 30, 1996 compared to 32% for the same period of the prior year and 38% for the six months ended June 30, 1996 compared with 36% for the same period of 1995. The increase in costs reflects an increase in sales expenses. In the first and second quarters of 1996, an increased effort was made to upgrade existing tape installations by the addition of CD units and thereby retain the customer base.

Maintenance costs decreased 9% in the second quarter ended June 30, 1996 compared to the same period of the prior year but increased 5% in the six month period. This is primarily attributable to the number of installations of CD units in 1995.

Interest expense increased in the second quarter of 1996 by $37,260 over the same period of the prior year and $172,094 for the six months ended June 30, 1995 over the previous year reflecting the increase in debt from the sale of contracts to a finance company. Also, the effective interest rate on funds from the finance company is higher than the interest rate for debt that is being currently reduced.

The book value of replaced systems is charged to other expense in the period the replacement installation is made. The book value for equipment under lease includes the recorded residual value and the present value of future payments that are cancelled at the time of the replacement. The value of rental equipment removed is the undepreciated book value of the rental equipment.

The book value of removed systems charged to operations is made up of the same costs as replaced systems. During the quarter ended June 30, 1996, the number of tape playback systems removed increased to 142 tape playback systems from 59 systems for the same period of the prior year. Management believes that this increase in removals was caused by a letter that had been sent out by the secured lender to all funeral home accounts.

The effect of the above changes resulted in a increase in the net loss during the quarter ended June 30, 1995 of $314,416 compared to a net loss of $139,804 for the same period of the prior year and a net loss of $486,724 for the six months ended June 30, 1995 compared to a net loss of $449,368 for the same period of the prior year.

Balance Sheet

The net investment in sales-type leases increased $75,854 in the first six months of 1996. This reflects the addition of new lease agreements at rates greater than the expiring or replaced lease agreements. More emphasis has been placed on writing lease agreements with fewer orders for the outright purchase of the CD playback equipment. This has resulted in more leases of equipment for new CD playback installations.



The receivables from tribute contracts declined $237,558 in the first six months of 1996. The decline reflects the expiration of tribute contracts in excess of new contracts added.

Inventories decreased $35,964 during the six-months ended June 30, 1996 with more emphasis on control.

Total term debt decreased $304,420 during the six-months ended June 30, 1996. During this six month period the long term debt of the secured lender was reduced by $3,248,089., along with $122,397 reduction in contracts payable. The new borrowings represent the proceeds from the sale of lease agreements to a finance company.


Part II.  Other Information

Item 3.  Defaults upon Senior Securities

The last "standstill period" instituted by the secured creditor as provided in the Plan of Reorganization whereby no payments can be made to the holders of Senior Convertible Debentures ended on November 6, 1995, and some interest payments have been made through June 30, 1996. The Plan of Reorganization provides for "Event of Default" and as of this date, unpaid interest on subordinated debt and unpaid payments under plan to unsecured creditors and taxing agencies also constitute an "Event of Default".

                           Opinion of Management



The balance sheet as of June 30, 1996 and the related statements of income, changes in stockholders' equity and cash flows for the three month periods and six month periods ended June 30, 1996 and 1995 are unaudited. In the opinion of Management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest 10-KSB filing with the SEC. A copy of the form 10-KSB can be obtained by contacting the corporate office and requesting a copy.



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date  November 15, 1996                     /s/ Merrill P. Womach

                             Merrill P. Womach
                             President and Chief Executive Officer
                             Acting Secretary and Treasurer
                             (Principal Executive Officer)