Form 10QSB
period 1996-09-30
NAMSCO CORP
filed 1996-11-18
CIK 822373

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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

As of October 31, 1996, 4,319,902 shares of common stock were outstanding.

The total number of pages in this form 10-Q is  10  pages.

                     NAMSCO CORPORATION AND SUBSIDIARY
                                Form 10-QSB
                                   INDEX
                                                        Page Number

Part I.
Financial Information
  Item I.  Financial Statements
      Consolidated Balance Sheets
      September 30, 1996 and December 31, 1995               3-4

      Consolidated Statements of Income
      for the three month and nine month periods
      ended September 30, 1996 and 1995                      5

      Consolidated Statements of Stockholders'
      Equity December 31, 1995 and September 30, 1996

      Consolidated Statement of Cash Flows for the
      nine month periods ended September 30, 1996
      and 1995                                               7

      Notes to Financial Statements                          8-9

 Item II.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                        9-10

 Part II.  Other Information and Signatures                  10-11

                     NAMSCO CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


                             September 30,      December 31,
ASSETS                                1996              1995

Current assets:
   Cash                       $     67,977          $75,279
Accounts receivable                535,468          441,529
Current portion of net investment
     in sales-type leases        2,440,403        3,287,954
Current portion of notes
     receivable-Tribute contracts   33,118          280,337
Inventories                      1,488,287        1,459,593
Prepaid expense and other        (198,811)          100,882
                                __________        _________

Total                            4,366,441        5,645,574

Property and Equipment (net)
   Rental equipment                475,718          964,454
Operating equipment and
     leasehold improvements      2,530,345        2,691,544


Total                            3,006,063        3,655,998

Other assets
   Non-current portion of net investment
     in sales-type leases       16,897,182       15,968,714
   Non-current portion notes receivable-
     Tribute contracts              18,188           83,857
   Non-current portion of
     term contracts                 57,705          184,867
Notes and advance due from related
     parties                       574,348          424,375


Total                           17,547,423       16,661,813

Total Assets                   $24,919,927      $25,963,385










Notes to the financial statements for the year ended December 31, 1995 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS
                                (Continued)


                                     September 30,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY          1996            1995

Current liabilities:
  Accounts payable:
    Trade                             $ 1,831,820     $  1,200,272
    Reorganization costs                  133,757
  Accrued expenses:
    Payroll & related taxes               373,669          457,251
    Sales commissions                                       34,278
    Interest                              240,056          174,388
  Current maturities of
     long-term debt                    15,722,671        9,889,035
  Advance rental collections                  681           59,546


    Total                              18,302,656       11,880,468

Liabilities due after one year:
 Maintenance on Tribute contracts          45,067           66,000
 Long-term debt                         5,534,481       11,758,099
 Advance collections on
    rental accounts                         2,924            1,856
 Deferred income taxes                  1,043,445        1,439,345

    Total                               6,614,017       13,265,300

Commitments and contingencies

Stockholders' Equity
   Common stock,$.007 par value;
    Authorized, 15,000,000 shares; issued
       and outstanding, 4,319,902          30,240          30,240
   Additional paid-in capital             201,269         201,269
   Retained earnings                    (228,255)         586,108

    Total                                   3,254         817,617

Total Liabilities & Equity            $24,919,927      25,963,385






Notes to the financial statements for the year ended December 31, 1995 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF INCOME

                           Three months ended   Nine months ended
                           September 30,        September 30,

Revenues:                       1996      1995      1996      1995
 New music installations    $637,363 1,546,142 1,970,831 5,050,828
 Renewal contracts            70,304    73,075   954,167   308,958
 Tribute contracts           366,656   182,900 1,201,892   534,499
 Direct sales and other      166,584   173,670   526,578   533,421
 Finance                     636,848   547,677 1,784,323 1,607,928
 Service                     110,904   139,236   365,000   401,667
 Rental                       78,142   125,414   354,092   393,635

      Total                2,066,801 2,788,114 7,156,883 8,830,936

Costs and Expenses:
  Cost of sales              352,116   532,461 1,337,840 1,861,123
 Selling, general and
    administrative         1,061,193 1,202,050 2,981,547 3,407,038
 Maintenance                 130,719   157,474   615,649   620,836

      Total                1,544,028 1,891,985 4,935,036 5,888,997

Income from operations       522,773   896,129 2,221,847 2,941,939


Other expense:
 Interest                 (502,772)(552,714)(1,822,514)(1,664,788)
 Cancellation of sales-
   type leases:
     Systems replaced with
       CD equipment       (194,443)(358,912)(1,031,666)(1,559,506)
   Removed systems        (144,229)(219,585)  (566,953)  (554,851)

      Total             (841,444)(1,131,211)(3,421,133)(3,779,145)

Income (Loss) before
  income taxes          (318,671) (235,082) (1,199,286)  (837,206)
Provision for income
   taxes                 (62,317) ( 88,000)  (386,417)   (203,400)

Net loss               $(256,354)$(147,082)$ (812,869)$  (633,806)

Weighted average common
  shares outstanding    4,319,902 4,319,902  4,319,902   4,319,902

Income (Loss) per share
  of common stock         $ (.06)   $ (.03)   $  (.19)    $  (.15)




Notes to the financial statements for the year ended December 31, 1995 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            December 31, 1995 and September 30, 1996

                              Common Stock       Additional
                                                 Paid-in Retained
                              Shares    Amount   Capital  Earnings

BALANCE, December 31, 1995   4,319,902  $30,240  $201,269 $584,614

Net loss for the nine months
  ended September 30, 1996       -         -         -   (812,869)

BALANCE, September 30, 1996  4,319,902  $30,240  $201,269$(228,255)







































Notes to the financial statements for the year ended December 31, 1995 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                  Nine Months Ended September 30,
                                                1996         1995

Net cash flow from operating
  activities                               $ 706,704    $(313,774)

Cash flows from investing activities:
 Additions-rental equipment                (369,407)     (441,398)
 Additions-music and
   video libraries                            60,409     (115,063)
Additions-operating equipment                 36,818     (219,142)

      Total                                (272,180)     (775,603)

Cash flows from financing activities:
  Proceeds from sale of contracts          4,522,431     2,383,356
  Principal payments on funds received
    from sale of contracts               (1,031,481)     (690,493)
 Proceeds from borrowing                     -             175,228
 Payments of long term debt              (3,544,039)       105,245
 Payments on contracts and prefiling
    obligations                            (388,837)           -

      Total                                1,013,775     (425,232)

Increase/(Decrease) in Cash                  (7,302)      (75,603)

Cash at beginning of period                   75,279       130,182

Cash at end of period                       $ 67,977      $ 54,579


















Notes to the financial statements for the year ended December 31, 1995 should be read in conjunction with these interim financial statements and are not repeated here.

                      NAMSCO CORPORATION AND SUBSIDIARY

                         Note to Financial Statements

Note 1- Compliance with terms of Secured Credit Agreement.

The Company is in default under the terms of the credit agreement with the "secured lender", hereafter referred to as "lender". As a result, the entire debt to the lender has been classified as a current liability. The default is related to non-compliance with the provisions for maintaining positive cash flow, timely payment of taxes and a limitation on capital expenditures. The lender has not waived the non-compliance. The Company has made all regularly scheduled payments to the lender.

Item II

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Liquidity and Capital Resources

The Company's primary source of cash flow is from the collection of monthly service fees on the 3,800 (approx) music playback systems, 1,700 (approx) music library agreements and 700 (approx) tribute programs currently in place in funeral homes. Customers have the option of paying cash, financing, or leasing new music installations. Lease and sale agreements are sold (discounted) to a finance company to provide the funds to cover the costs associated with installing new music playback systems and tribute programs that are not paid in full at the time of the installation. The discounted amount realized from the sale of the agreements is approximately the same as the cash sale price for the equipment.

The Company has been in contact with additional financing sources to assure that it will have the financing to continue new installations of its music systems and tribute programs.
Indications are that other sources are available.

During the first quarter of 1996, the Company initiated a plan to pay down the liability to the secured lender. Contracts classified under the "net investment in sales type leases" were discounted to net present value, sold to a finance company, and the proceeds were paid directly to the lender in the amount of $3,509,264.51 during the first, second, and third quarters. This included principal reductions which were part of the regular monthly payments.

On September 5, 1996, the lender was replaced by the present secured lender in a negotiated transfer of position. Management's plans with regard to these matters include discussions which have been initiated with the replacement secured lender to restructure or forgive a substantial portion of the related debt. By restructuring or forgiving some of the debt, management believes it will be able to modify the payment terms of the debt and thereby reduce current cash flow requirements.


Results of Operations

Total revenues are $721,313 less for the three months and $1,674,053 for the nine months ended September 30, 1996, or a
decrease of 26% and 19%, respectively.   A total of 67 new
installations were completed in the third quarter of 1996 compared with 92 for the same period in 1995. This resulted in a decrease of total installations for the nine months ended September 30, 1996 to 219 new music systems compared with 428 systems for the same period of 1995. The decrease in revenues from new installations was partially offset by an increase in revenues from renewal agreements and an increase in tribute sales. The expiring agreements that are not renewed under term agreements represent customers who continue to be billed as monthly rentals, reflecting as an increase of rental accounts.

The majority of the new CD music installations in the latter part of 1994 and all of 1995 were the new "conversion" style cabinet that is less expensive to manufacture and less costly to ship. Cost of sales for the third quarter of 1996 is 28% compared to 27% for the same period of 1995 and 29% for the nine months ended September 30, 1996 compared with 29% for the same period of 1995.

Selling, general and administrative costs increased to 51% of gross sales for the quarter ended September 30, 1996 compared to 43% for the same period of the prior year and 42% for the nine months ended September 30, 1996 compared with 39% for the same period of 1995. The increase in costs reflects an increase in sales expenses. In the first, second, and third quarter of 1996, an increased effort was made to upgrade existing tape installations by the addition of CD units and thereby retain the customer base.

Maintenance costs decreased 17% in the quarter ended September 30, 1996 compared to the same period of the prior year and decreased 1% in the nine month period.

Interest expense decreased in the third quarter of 1996 by $49,942 over the same period of the prior year, but increased $157,226 for the nine months ended September 30, 1996 over the previous year. This reflects the increase in debt from the sale of contracts to a finance company. The effective interest rate on funds borrowed from the finance company is higher than the interest rate for debt that is being currently reduced.

The book value of replaced systems is charged to other expense in the period the replacement installation is made. The book value for equipment under lease includes the recorded residual value and the present value of future payments that are cancelled at the time of the replacement. The value of rental equipment removed is the undepreciated book value of the rental equipment.

The effect of the above activity resulted in an increase in the net loss during the quarter ended September 30, 1996 of $256,354 compared to a net loss of $147,082 for the same period of the prior year, and a net loss of $812,869 for the nine months ended
September 30, 1996 compared to a net loss of $633,800 for the same period of the prior year.

Balance Sheet

The net investment in sales-type leases increased $80,917 in the first nine months of 1996. This reflects the addition of new lease agreements at rates greater than the expiring or replaced lease agreements. More emphasis has been placed on writing lease agreements, and less on the outright sale of CD playback equipment. This has resulted in more leases of equipment for new CD playback installations.

The receivables from tribute contracts declined $312,888 in the first nine months of 1996. The decline reflects the expiration of tribute contracts in excess of new contracts added.

Inventories decreased $28,694 during the nine-months ended
September 30, 1996, a result of more emphasis on inventory control and management.

Total term debt decreased $348,503 during the nine-months ended September 30, 1996. During this nine month period the long term debt of the secured lender was reduced by $3,509,264, along with a $308,023 reduction in contracts payable. The new borrowing represents the proceeds from the sale of lease agreements to a finance company.


Part II.  Other Information

Item 3.  Defaults upon Senior Securities

The last "standstill period" instituted by the secured creditor as provided in the Plan of Reorganization (whereby no payments can be made to the holders of Senior Convertible Debentures) ended on November 6, 1995. Some interest payments were made through September 30, 1996. The plan of Reorganization provides for an "Event of Default" and as of that date, unpaid interest on subordinated debt and unpaid payments under the plan to unsecured creditors and taxing agencies also constitute an "Event of Default".

                            Opinion of Management



The balance sheet as of September 30, 1996 and the related statements of income, changes in stockholders' equity, and cash flows for the three month periods and nine month periods ended September 30, 1996 and 1995 are unaudited. In the opinion of Management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest 10-KSB filing with the SEC. A copy of the form 10-KSB can be obtained by contacting the corporate office and requesting a copy.



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