Form 10QSB/A
period 1996-03-31
NAMSCO CORP
filed 1996-11-22
CIK 822373

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

Results of Operations

Total revenues for the quarter ended March 31, 1996 are $28,661 less than total revenues for the same period of the prior year, a decrease of 1%. The decrease is the result of decreases in the number of new agreements for the period. The amount of finance income recognized from the net investment in sales-type leases also increased reflecting the gross increase in the number of new systems installed in the previous quarter. A total of 83 new installations were completed in the first quarter of 1996 compared with 134 installations in 1995. A total of 180 renewal agreements were completed in the first quarter of 1996 compared to the renewal of 33 expiring lease agreements in 1995. The expiring agreements that are not renewed under term agreements represent customers that continue to be billed as monthly rentals.

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

Total term debt increased $31,767 during the quarter ended March
31, 1996. This reflects the addition of $2,147,959 to notes payable for leases plus the reduction of long term debt to the secured lender by $2,080,530., along with a $59,521 reduction in contracts payable. The difference is made up of minor increases and decreases in long term liabilities.

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