Form 10QSB/A
period 1996-06-30
NAMSCO CORP
filed 1996-11-22
CIK 822373

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

Interest expense increased in the second quarter of 1996 by $37,260 over the same period of the prior year and $172,094 for the six months ended June 30, 1996 over the previous year reflecting the increase in debt from the sale of contracts to a finance company. Also, the effective interest rate on funds from the finance company is higher than the interest rate for debt that is being currently reduced.

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

The effect of the above changes resulted in a increase in the net loss during the quarter ended June 30, 1996 of $314,416 compared to a net loss of $139,804 for the same period of the prior year and a net loss of $486,724 for the six months ended June 30, 1996 compared to a net loss of $449,368 for the same period of the prior year.

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