Form 10QSB/A
period 1996-09-30
NAMSCO CORP
filed 1996-11-26
CIK 822373

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

Part I.
Financial Information
  Item I.  Financial Statements
      Consolidated Balance Sheets
      September 30, 1996 and December 31, 1995               3-4

      Consolidated Statements of Income
      for the three month and nine month periods
      ended September 30, 1996 and 1995                      5

      Consolidated Statements of Stockholders'
      Equity December 31, 1995 and September 30, 1996        6

      Consolidated Statement of Cash Flows for the
      nine month periods ended September 30, 1996
      and 1995                                               7

      Notes to Financial Statements                          8-9

 Item II.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                        9-10

 Part II.  Other Information and Signatures                  10-11

                     NAMSCO CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


                             September 30,      December 31, ASSETS
                              1996              1995

Current assets:
   Cash                       $    304,950          $75,279
Accounts receivable                535,468          441,529
Current portion of net investment
     in sales-type leases        2,440,403        3,287,954
Current portion of notes
     receivable-Tribute contracts   33,118          280,337
Inventories                      1,488,287        1,459,593
Prepaid expense and other        (198,811)          100,882
                                __________        _________

Total                            4,603,415        5,645,574

Property and Equipment (net)
   Rental equipment                475,718          964,454
Operating equipment and
     leasehold improvements      2,530,345        2,691,544


Total                            3,006,063        3,655,998

Other assets
   Non-current portion of net investment
     in sales-type leases       16,897,182       15,968,714
   Non-current portion notes receivable-
     Tribute contracts              18,188           83,857
   Non-current portion of
     term contracts                 57,705          184,867
   Accounts Receivable
     T&W Funding                 1,622,929             -
   Notes and advance due from related
     parties                       574,348          424,375


Total                           19,170,351       16,661,813

Total Assets                   $26,779,829      $25,963,385










Notes to the financial statements for the year ended December 31, 1995 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS
                                (Continued)


                                     September 30,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY          1996            1995

Current liabilities:
  Accounts payable:
    Trade                             $ 1,831,820     $  1,200,272
    Reorganization costs                  133,757
  Accrued expenses:
    Payroll & related taxes               373,669          457,251
    Sales commissions                                       34,278
    Interest                              240,056          174,388
  Current maturities of
     long-term debt                    16,025,307        9,889,035
  Advance rental collections                  681           59,546


    Total                              18,605,291       11,880,468

Liabilities due after one year:
 Maintenance on Tribute contracts          45,067           66,000
 Long-term debt                         7,113,748       11,758,099
 Advance collections on
    rental accounts                         2,924            1,856
 Deferred income taxes                  1,043,445        1,439,345

    Total                               8,185,884       13,265,300

Commitments and contingencies

Stockholders' Equity
   Common stock,$.007 par value;
    Authorized, 15,000,000 shares; issued
       and outstanding, 4,319,902          30,240          30,240
   Additional paid-in capital             201,269         201,269
   Retained earnings                    (242,855)         586,108

    Total                                (11,346)         817,617

Total Liabilities & Equity            $26,779,829      25,963,385






Notes to the financial statements for the year ended December 31, 1995 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF INCOME

                           Three months ended   Nine months ended
                          September 30,        September 30,

Revenues:                       1996      1995      1996      1995
New music installations     $637,363 1,546,142 1,970,831 5,050,828
 Renewal contracts            70,304    73,075   954,167   308,958
 Tribute contracts           366,656   182,900 1,201,892   534,499
 Direct sales and other      166,584   173,670   526,578   533,421
 Finance                     636,848   547,677 1,784,323 1,607,928
 Service                     110,904   139,236   365,000   401,667
 Rental                       78,142   125,414   354,092   393,635

      Total                2,066,801 2,788,114 7,156,883 8,830,936

Costs and Expenses:
  Cost of sales              352,116   532,461 1,337,840 1,861,123
 Selling, general and
    administrative         1,083,193 1,202,050 3,003,547 3,407,038
 Maintenance                 130,719   157,474   615,649   620,836

      Total                1,566,028 1,891,985 2,199,847 5,888,997

Income from operations       500,773   896,129 2,199,847 2,941,939


Other expense:
 Interest                 (502,772)(552,714)(1,822,514)(1,664,788)
 Cancellation of sales-
   type leases:
     Systems replaced with
       CD equipment       (194,443)(358,912)(1,031,666)(1,559,506)
   Removed systems        (144,229)(219,585)  (566,953)  (554,851)

      Total             (841,444)(1,131,211)(3,421,133)(3,779,145)

Income (Loss) before
  income taxes          (340,671) (235,082) (1,221,286)  (837,206)
Provision for income
   taxes                 (69,717) ( 88,000)  (393,817)   (203,400)

Net loss               $(270,954)$(147,082)$ (827,469)$  (633,806)

Weighted average common
  shares outstanding    4,319,902 4,319,902  4,319,902   4,319,902

Income (Loss) per share
  of common stock         $ (.06)   $ (.03)   $  (.19)    $  (.15)




Notes to the financial statements for the year ended December 31, 1995 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            December 31, 1995 and September 30, 1996

                              Common Stock       Additional
                                          Paid-in Retained
                       Shares    Amount   Capital  Earnings

BALANCE, December 31, 1995   4,319,902  $30,240  $201,269 $584,614

Net loss for the nine months
  ended September 30, 1996       -         -         -   (827,469)

BALANCE, September 30, 1996  4,319,902  $30,240  $201,269$(242,855)







































Notes to the financial statements for the year ended December 31, 1995 should be read in conjunction with these interim financial statements and are not repeated here.

                     NAMSCO CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                  Nine Months Ended September 30,
                                                1996         1995

Net cash flow from operating
  activities                               $ 684,704    $(313,774)

Cash flows from investing activities:
 Additions-rental equipment                (369,407)     (441,398)
 Additions-music and
   video libraries                            60,409     (115,063)
Additions-operating equipment                 16,698     (219,142)

      Total                                (292,300)     (775,603)

Cash flows from financing activities:
  Proceeds from sale of contracts          4,522,431     2,383,356
  Principal payments on funds received
    from sale of contracts               (1,031,481)     (690,493)
 Proceeds from borrowing                    279,093        175,228
 Payments of long term debt              (3,544,039)       105,245
 Payments on contracts and prefiling
    obligations                            (388,837)           -

      Total                                  162,733     (425,232)

Increase/(Decrease) in Cash                  229,671      (75,603)

Cash at beginning of period                   75,279       130,182

Cash at end of period                       $304,950      $ 54,579


















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

Selling, general and administrative costs increased to 52% of gross sales for the quarter ended September 30, 1996 compared to 43% for the same period of the prior year and 42% for the nine months ended September 30, 1996 compared with 39% for the same period of 1995. The increase in costs reflects an increase in sales expenses. In the first, second, and third quarter of 1996, an increased effort was made to upgrade existing tape installations by the addition of CD units and thereby retain the customer base.

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

The effect of the above activity resulted in an increase in the net loss during the quarter ended September 30, 1996 of $270,954 compared to a net loss of $147,082 for the same period of the prior year, and a net loss of $827,469 for the nine months ended
September 30, 1996 compared to a net loss of $633,800 for the same period of the prior year.

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